Form 10-Q
period 2024-06-30
Level 3 Parent, LLC
filed 2024-08-06
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-35134

LEVEL 3 PARENT, LLC
(Exact name of registrant as specified in its charter)

Delaware		47-0210602
(State of Incorporation)		(I.R.S. Employer Identification No.)
931 14th Street,
Denver,	CO	80202-2994
(Address of principal executive offices)		(Zip Code)
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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, monetizing our excess network-related assets through leases, commercial service arrangements or similar transactions, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, political discord or other natural or man-made disasters or disturbances;

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

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic and market conditions as of such date. We may change our intentions, strategies or plans (including our distribution or other capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,539	1,711	3,070	3,438
Operating revenue - affiliates	61	53	120	110
Total operating revenue	1,600	1,764	3,190	3,548
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	658	731	1,330	1,502
Selling, general and administrative	289	318	626	604
(Gain) loss on sale of business	(5)	8	17	85
Operating expenses - affiliates	262	231	500	399
Depreciation and amortization	363	355	727	702
Goodwill impairment	—	1,970	—	1,970
Total operating expenses	1,567	3,613	3,200	5,262
OPERATING INCOME (LOSS)	33	(1,849)	(10)	(1,714)
OTHER (EXPENSE) INCOME
Interest expense	(240)	(120)	(369)	(213)
Interest income - affiliate	75	15	97	31
Net gain on early retirement of debt (Note 5)	—	—	54	—
Other (expense) income, net	(3)	7	11	12
Total other expense, net	(168)	(98)	(207)	(170)
LOSS BEFORE INCOME TAXES	(135)	(1,947)	(217)	(1,884)
Income tax benefit	(34)	(23)	(52)	(1)
NET LOSS	$(101)	(1,924)	(165)	(1,883)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
NET LOSS	$(101)	(1,924)	(165)	(1,883)
Foreign currency translation adjustments, net of $—, $(2), $— and $(8) tax	—	1	(2)	12
Other comprehensive income (loss), net of tax	—	1	(2)	12
COMPREHENSIVE LOSS	$(101)	(1,923)	(167)	(1,871)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$496	2,017
Accounts receivable, less allowance of $11 and $13	594	545
Accounts receivable - affiliates	33	—
Notes receivable - affiliate	2,668	1,466
Other	225	244
Total current assets	4,016	4,272
Property, plant and equipment, net of accumulated depreciation of $3,851 and $3,665	7,466	7,398
OTHER ASSETS
Customer relationships and other intangible assets, net	3,888	4,237
Other, net	1,255	1,346
Total other assets	5,143	5,583
TOTAL ASSETS	$16,625	17,253
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$34	31
Accounts payable	316	392
Accounts payable - affiliates	—	37
Accrued expenses and other liabilities
Salaries and benefits	125	195
Income and other taxes	118	105
Current operating lease liabilities	270	288
Interest	144	82
Other	61	78
Current portion of deferred revenue	310	300
Total current liabilities	1,378	1,508
LONG-TERM DEBT	10,161	8,952
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	1,775	1,623
Operating lease liabilities	773	845
Other	635	709
Total deferred revenue and other liabilities	3,183	3,177
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	1,933	3,644
Accumulated other comprehensive loss	(30)	(28)
Total member's equity	1,903	3,616
TOTAL LIABILITIES AND MEMBER'S EQUITY	$16,625	17,253
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(165)	(1,883)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	727	702
Net loss on sale of business	17	85
Goodwill impairment	—	1,970
Deferred income taxes	(52)	(6)
Net gain on early retirement of debt	(54)	—
Changes in current assets and liabilities:
Accounts receivable	(52)	3
Accounts payable	(114)	(16)
Other assets and liabilities, net	(8)	(34)
Other assets and liabilities, affiliate	(62)	(1)
Changes in other noncurrent assets and liabilities, net	317	16
Other, net	5	(3)
Net cash provided by operating activities	559	833
INVESTING ACTIVITIES
Capital expenditures	(444)	(530)
Proceeds from sale of property, plant and equipment and other assets	11	24
Increase in notes receivable - affiliate	(1,202)	—
Net cash used in investing activities	(1,635)	(506)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Distributions	(1,756)	(161)
Contributions	210	—
Payments of long-term debt	(15)	(14)
Debt issuance and extinguishment costs and related fees	(210)	(12)
Net cash used in financing activities	(446)	(187)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,522)	140
Cash, cash equivalents and restricted cash at beginning of period	2,020	164
Cash, cash equivalents and restricted cash at end of period	$498	304
Supplemental cash flow information:
Income taxes paid, net	$(1)	(4)
Interest paid (net of capitalized interest of $13 and $10)	$(283)	(183)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	924
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$496	256
Cash and cash equivalents and restricted cash included in assets held for sale	—	46
Restricted cash included in Other, net noncurrent assets	2	2
Total	$498	304
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$2,034	6,176	3,644	7,119
Net loss	(101)	(1,924)	(165)	(1,883)
Distributions	—	(60)	(1,756)	(1,085)
Contributions	—	—	210	—
Other	—	—	—	41
Balance at end of period	1,933	4,192	1,933	4,192
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(30)	(333)	(28)	(344)
Other comprehensive income (loss)	—	1	(2)	12
Balance at end of period	(30)	(332)	(30)	(332)
TOTAL MEMBER'S EQUITY	$1,903	3,860	1,903	3,860
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes To Consolidated Financial Statements
(UNAUDITED)

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc. and their respective subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refers to Qwest Corporation.

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

During 2022 and 2023, we divested components of our business, referenced herein as the Europe, Middle East and Africa ("EMEA") business, divested November 1, 2023 and the Latin American business, divested August 1, 2022. Refer to Note 2—Divestitures of the Latin American and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on these divestitures. As we determined that neither of these divestitures represented a strategic shift for Level 3, they did not meet the criteria to be treated as discontinued operations and we continued to report our operating results for both of the divested businesses in our consolidated operating results through their respective disposal dates.

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

Operating lease assets are included in Other, net under Other Assets on our consolidated balance sheets. Other, net includes affiliate operating lease assets of $254 million and $311 million as of June 30, 2024 and December 31, 2023, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $111 million and $129 million as of June 30, 2024 and December 31, 2023, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $152 million and $201 million as of June 30, 2024 and December 31, 2023, respectively.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net loss for any period.

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors were the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021. Notwithstanding this evaluation, we revised certain line items on our December 31, 2022 consolidated balance sheet in prior periods for these errors, which resulted in a decrease to our member's equity by $23 million, reflected in our January 1, 2023 and June 30, 2023 member's equity in our consolidated statements of member's equity in this report. Refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Segments

Our operations are integrated into and reported as part of Lumen Technologies. Lumen's chief operating decision maker ("CODM") is our CODM. The CODM reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Change in Accounting Estimate

During the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $7 million, $5 million net of tax, and $14 million, $10 million net of tax, respectively, for the three and six months ended June 30, 2024.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact on our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements, and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have a material impact on our consolidated financial statements.

Adoption of Other ASU With No Impact

On January 1, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASUs did not have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Customer relationships and other intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,201 and $3,896	$3,501	3,810
Capitalized software, less accumulated amortization of $421 and $419	387	427
Total customer relationships and other intangible assets, net	$3,888	4,237

As of June 30, 2024, the gross carrying amount of customer relationships and capitalized software was $8.5 billion.

We recorded goodwill upon Lumen's 2017 acquisition of us, in which the purchase price exceeded the fair value of the net assets acquired. Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We were required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill was October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we have determined that we are one reporting unit.

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

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2024 and 2023 totaled $195 million and $180 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $381 million and $356 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining six months)	$334
2025	653
2026	641
2027	599
2028	557
2029 and thereafter	1,104

(3) Revenue Recognition

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C"), wavelengths services and software-defined wide area networks ("SD WAN");
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, and private line services;
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

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and six months ended June 30, 2024 and 2023. It also provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the EMEA business revenue prior to it being sold on November 1, 2023. See Note 2—Divestitures of the Latin American and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these divestitures.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$929	(152)	777	987	(152)	835
Nurture	384	(4)	380	428	(5)	423
Harvest	184	—	184	248	—	248
Other	42	—	42	48	—	48
Affiliate Services	61	(61)	—	53	(53)	—
Total revenue	$1,600	(217)	1,383	1,764	(210)	1,554

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$1,850	(277)	1,573	1,962	(314)	1,648
Nurture	769	(8)	761	866	(8)	858
Harvest	379	—	379	508	—	508
Other	72	—	72	102	—	102
Affiliate Services	120	(120)	—	110	(110)	—
Total revenue	$3,190	(405)	2,785	3,548	(432)	3,116
_____________________________________________________________________
(1) Includes lease revenue which is not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber (including conduit), office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease revenue are included in Operating Revenue in our consolidated statements of operations.

For the three months ended June 30, 2024 and 2023, our gross rental revenue was $172 million and $174 million, respectively, which represented approximately 11% and 10%, respectively, of our operating revenue. For the six months ended June 30, 2024 and 2023, our gross rental revenue was $318 million and $355 million, respectively, which represented approximately 10% of our operating revenue for both the six months ended June 30, 2024 and 2023.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables (1)	$592	544
Contract assets	8	8
Contract liabilities	221	222
_____________________________________________________________________
(1)Reflects gross customer receivables of $603 million and $557 million, net of allowance for credit losses of $11 million and $13 million, at June 30, 2024 and December 31, 2023, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2024, we recognized $13 million and $82 million, respectively, of revenue that was included in contract liabilities of $222 million as of January 1, 2024. During the three and six months ended June 30, 2023, we recognized $19 million and $98 million, respectively, of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of June 30, 2024, we expect to recognize approximately $4.2 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $1.1 billion, $1.6 billion and $1.5 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$70	99	74	99
Costs incurred	12	35	10	21
Amortization	(12)	(18)	(15)	(18)
End of period balance(3)	$70	116	69	102

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(2)	$70	97	76	106
Costs incurred	24	52	27	44
Amortization	(24)	(33)	(30)	(34)
Change in contract costs held for sale	—	—	(4)	(14)
End of period balance(3)	$70	116	69	102
______________________________________________________________________
(1)Beginning of period balance for the three months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the six months ended June 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(3)End of period balance for the three and six months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million fulfillment costs classified as held for sale related to the EMEA business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 36 months for our business customers. We include amortized fulfillment costs in Cost of services and products and amortized acquisition costs in Selling, general and administrative in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next twelve months in Other under Current Assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next twelve months in Other under Deferred Revenue and Other Liabilities on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2023	$13
Provision for expected losses	3
Write-offs charged against the allowance	(6)
Recoveries collected	1
Ending balance at June 30, 2024	$11

(5) Long-Term Debt and Credit Facilities

At June 30, 2024, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	June 30, 2024	December 31, 2023
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
New Facilities:
Term Loan B-1(3)	SOFR + 6.560%	2029	$1,199	—
Term Loan B-2(3)	SOFR + 6.560%	2030	1,199	—
Former Facility(4)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(5)	10.500% to 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% to 4.875%	2029 - 2031	2,229	—
Former Senior Notes	3.400% - 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes:
Senior notes (6)	3.400% - 4.625%	2027 - 2029	1,865	3,940
Finance leases and other obligations	Various	Various	246	259
Unamortized (discounts) premiums, net			(249)	2
Unamortized debt issuance costs			(152)	(54)
Total long-term debt			10,195	8,983
Less current maturities			(34)	(31)
Long-term debt, excluding current maturities			$10,161	8,952
______________________________________________________________________
(1)As of June 30, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is either guaranteed by affiliates of the issuer, secured, or both. As discussed further in footnote 6, we reclassified in the "June 30, 2024" column of the table above certain notes that were secured prior to the Effective Date (as defined below) from “secured” to “unsecured” in light of amendments that released such prior security interests.
(3)The Term Loan B-1 and B-2 each had an interest rate of 11.904% as of June 30, 2024.
(4)Reflects Level 3 Tranche B 2027 Term Loan issued under a predecessor facility, which had an interest rate of 7.208% and 7.220% as of June 30, 2024 and December 31, 2023, respectively.
(5)Includes Level 3 Financing's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3 Financing's first lien notes issued on March 22, 2024.
(6)The total debt for these notes at June 30, 2024 includes the remaining aggregate principal amount due under Level 3 Financing's former senior secured notes, the terms of which were amended on March 22, 2024 to release all of the guarantees of such debt that could be released in accordance with their indentures and all of the security interests relating thereto.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2024 (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2024 (remaining six months)	$17
2025	37
2026	35
2027	507
2028	507
2029 and thereafter	9,493
Total long-term debt	$10,596
Impact of Recent Debt Transactions

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Level 3 Financing, Qwest and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that such parties entered into on January 22, 2024 (the "TSA Transactions"), including the termination, repayment or exchange of previous commitments and debt of Level 3 Financing and the issuance of new term loan facilities and notes by Level 3 Financing.

For additional information about the TSA Transactions, see (i) the other information included in this report, (ii) our Current Report on Form 8-K dated March 22, 2024 and (iii) Note 5—Long-Term Debt and Credit Facilities to the financial statements included in Item 1 of Part I of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

Exchanges and Issuances

The following table sets forth the aggregate principal amount of (i) former debt of Level 3 Financing exchanged for new Level 3 Financing debt and (ii) new debt issued by Level 3 in exchange for former Level 3 debt (except as otherwise noted), in each case during the first quarter of 2024 in connection with the TSA Transaction:

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
______________________________________________________________________
(1)See our long-term debt table above for information on the amount of former debt that remains outstanding as of June 30, 2024.
(2)Issued for cash and the other consideration.

In evaluating the terms of the TSA transaction, we determined for certain of our creditors that the new debt instruments were substantially different than pre-existing debt and therefore constituted an extinguishment of old debt and establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $261 million which was included in our aggregate Net gain on early retirement of debt of $54 million, recognized in other income (expense), net in our consolidated statement of operations for the six months ended June 30, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA transaction and was treated under modification accounting rules. In conjunction with the TSA transaction, we paid $209 million in lender fees and $112 million in additional third-party costs. Of these amounts, $157 million lender fees were an offset to the gain on extinguishment and $61 million in third-party costs were recorded to Selling, general and administrative expense in our consolidated statement of operations for the six months ended June 30, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $51 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

Level 3 Financing Credit Agreement

Amounts outstanding under Level 3 Financing's new Credit Agreement dated March 22, 2024 may be prepaid at any time, subject to a premium of (i) 2.00% of the aggregate principal amount if prepaid on or prior to the 12-month anniversary of the Effective Date and (ii) 1.00% of the aggregate principal amount if prepaid after the 12-month anniversary of the Effective Date and on or prior to the 24-month anniversary of the Effective Date. The facilities established under the new Credit Agreement require Level 3 Financing to make certain specified mandatory prepayments upon the occurrence of certain transactions.

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under the Superpriority Revolving/Term A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but Level 3 Parent, Level 3 Financings and certain of Level 3 Financing's subsidiaries (collectively, the "Level 3 Collateral Guarantors") have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under both of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

Senior Notes

General Terms of Senior Notes

The Company’s consolidated indebtedness at June 30, 2024 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Certain Guarantees and Security Interests

Level 3 Financing’s obligations under its first lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Level 3 Financing's new credit facilities. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under Level 3 Financing's new credit facilities, except the lien securing such guarantees is a second lien.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of June 30, 2024 and December 31, 2023, we have received approximately $20 million and $15 million of credits and our outstanding obligations under the plan was $48 million and $55 million, respectively. As of June 30, 2024, $19 million was included in current maturities of long-term debt and $29 million was included in long-term debt.

Covenants

Level 3 Financing's new Credit Agreement and first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Compliance

As of June 30, 2024, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

(6) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 7% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $37 million. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
December 31, 2023	$13
Accrued to expense	33
Payments, net	(38)
June 30, 2024	$8

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		June 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$9,949	8,134	8,724	6,418
Indemnifications related to the sale of the Latin American business(1)	3	91	86	86	86
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

Costs are incurred directly by our affiliates for the services they use whenever possible. When such costs are not directly incurred, they are allocated among all affiliates based upon the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. Unlike other affiliates of Lumen Technologies, we do not operate as a shared service company to our affiliates and therefore any allocated affiliate revenue we earn reduces the affiliate charges incurred by us and is presented on a net basis within Operating expenses – affiliates on our consolidated statements of operations. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

We also purchase services from our affiliates, including telecommunication services, insurance, flight services, and other support services such as legal, regulatory, finance, administration and executive support. Our affiliates charge us for those services using the allocation methodologies described above.

On March 22, 2024, we entered into a $1.2 billion secured revolving credit facility with Lumen Technologies with an 11% interest rate per annum. The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than May 31, 2030, which maturity date may be extended for two additional one-year periods. The facility has covenants and is subject to other limitations, including a collateral agreement.

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of June 30, 2024, the interest rate was 11.33% per annum and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time, but no later than May 31, 2030, which maturity date may be extended for two additional one-year periods. The facility has covenants and is subject to other limitations.

As of June 30, 2024, Lumen Technologies owed us approximately $2.7 billion, $1.2 billion of which was due under the above-mentioned secured revolving credit facility and approximately $1.5 billion of which was due under the above-mentioned unsecured revolving credit facility. As of December 31, 2023, Lumen Technologies owed us approximately $1.2 billion under the above-mentioned secured revolving credit facility.

In the first quarter of 2024, we made a distribution of cash to Lumen Technologies in the amount of approximately $1.8 billion, thereby reducing equity by the same amount, which was partially offset by a contribution from Lumen Technologies of $210 million, thereby increasing equity by the same amount.

(9) Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2024, we had accrued $36 million in the aggregate for our litigation and non-income tax contingencies which is included in Other under Current Liabilities or Other under Deferred Revenue and Other Liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of this $36 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 7—Fair Value of Financial Instruments.

Huawei Network Deployment Investigations

Level 3 has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in Lumen’s networks.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

(10) Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive loss, net of tax	—	(2)	(2)
Net other comprehensive loss	—	(2)	(2)
Balance at June 30, 2024	$(1)	(29)	(30)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive income, net of tax	—	12	12
Net other comprehensive income	—	12	12
Balance at June 30, 2023	$21	(353)	(332)

(11) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$105	123
Contract fulfillment costs	51	50
Contract acquisition costs	40	40
Contract assets	6	6
Other	23	25
Total other current assets	$225	244

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2023, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the six months ended June 30, 2024.

Additionally, we believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

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

Products, Services and Revenue

We categorize our products and services and related revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber, Edge Cloud services, IP, managed security, Unified Communications and Collaboration ("UC&C"), wavelengths services and software-defined wide area networks ("SD WAN");
•Nurture, which includes our more mature offerings, including ethernet and VPN data network services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, and private line services;
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

Results of Operations

Results in this section include the results of our EMEA business prior to it being sold on November 1, 2023.

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Dollars in millions
Operating revenue	$1,600	$1,764	3,190	3,548
Operating expenses	1,567	3,613	3,200	5,262
Operating income (loss)	33	(1,849)	(10)	(1,714)
Other expense, net	(168)	(98)	(207)	(170)
Loss before income taxes	(135)	(1,947)	(217)	(1,884)
Income tax benefit	(34)	(23)	(52)	(1)
Net loss	$(101)	(1,924)	(165)	(1,883)

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Grow	$929	987	(6)%
Nurture	384	428	(10)%
Harvest	184	248	(26)%
Other	42	48	(13)%
Affiliate Services	61	53	15%
Total operating revenue	$1,600	1,764	(9)%

	Six Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Grow	$1,850	1,962	(6)%
Nurture	769	866	(11)%
Harvest	379	508	(25)%
Other	72	102	(29)%
Affiliate Services	120	110	9%
Total operating revenue	$3,190	3,548	(10)%

Our total operating revenue decreased by $164 million and $358 million, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. Approximately $164 million and $332 million of this decrease was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each revenue category:

•Grow decreased by $58 million and $112 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months June 30, 2023. The three and six months ended June 30, 2023 included approximately $81 million and $162 million of revenue associated with the sale of the EMEA business, partially offset by growth in IP services of $25 million and $60 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30 ,2023;

•Nurture decreased by $44 million and $97 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The three and six months ended June 30, 2023 included approximately $27 million and $54 million, respectively, of revenue associated with the sale of the EMEA business. The remainder of the decline is primarily due to declines in traditional VPN services of $5 million and $21 million, respectively, and declines in Ethernet services of $16 million and $30 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023;

•Harvest decreased by $64 million and $129 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. The three and six months ended June 30, 2023 included approximately $26 million and $52 million, respectively, of revenue associated with the sale of the EMEA business. The remainder of the decline is primarily due to a decline in legacy voice and private line services of $30 million and $63 million, respectively, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023;

•Other decreased by $6 million and $30 million, respectively, for the three and six months ended June 30, 2024, compared to June 30, 2023 approximately $22 million and $51 million of which was attributable to the sale of select CDN contracts in the fourth quarter of 2023, as well as a decrease of $8 million associated with the sale of the EMEA business, for the three months ended June 30, 2024, compared to June 30, 2023. These decreases were partially offset by an increase in equipment revenue of $22 million for both the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$658	731	(10)%
Selling, general and administrative	289	318	(9)%
(Gain) loss on sale of business	(5)	8	nm
Operating expenses - affiliates	262	231	13%
Depreciation and amortization	363	355	2%
Goodwill impairment	$—	1,970	nm
Total operating expenses	$1,567	3,613	(57)%

	Six Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,330	1,502	(11)%
Selling, general and administrative	626	604	4%
Loss on sale of business	17	85	(80)%
Operating expenses - affiliates	500	399	25%
Depreciation and amortization	727	702	4%
Goodwill impairment	$—	1,970	nm
Total operating expenses	$3,200	5,262	(39)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $73 million and $172 million, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. These decreases were primarily due to a decrease of approximately $121 million and $248 million due to the sale of the EMEA business in the fourth quarter of 2023, as well as reductions of approximately $18 million and $35 million, respectively for the three and six months ended June 30, 2024 in employee-related expense from lower headcount in our retained business. These decreases were partially offset by approximately $59 million and $99 million, respectively, in facilities costs for the three and six months ended June 30, 2024.

Selling, General and Administrative

Selling, general and administrative decreased by $29 million and increased by $22 million, respectively, for the three and six months ended June 30, 2024 as compared to June 30, 2023. The increase for the six months ended June 30, 2024 was primarily due to an increase in employee related expense of $105 million. Additionally, these changes were impacted by decreases of approximately $30 million and $54 million, respectively, for the three and six months ended June 30, 2024 due to the sale of the EMEA business in the fourth quarter of 2023, as well as recognition of a deferred gain of $21 million for the six months ended June 30, 2024 on the sale of select CDN contracts in the fourth quarter of 2023.

(Gain) Loss on Sale of Business

For a discussion of the (gain) loss on the sale of business that we recognized for the three months ended June 30, 2023, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $31 million and $101 million, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to $37 million and $95 million higher ethernet and other legacy direct telecommunication services and $12 million and $23 million of increased network services purchased from affiliates. These increases were partially offset by $15 million and $17 million of lower allocated employee expense provided to us by our affiliates, due to lower headcount.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Depreciation	$168	175	(4)%
Amortization	195	180	8%
Total depreciation and amortization	$363	355	2%

	Six Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Depreciation	$346	346	—%
Amortization	381	356	7%
Total depreciation and amortization	$727	702	4%

Depreciation expense decreased by $7 million and remained flat, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. The variance was primarily due to a decrease of $7 million and $14 million, for the three and six months ended June 30, 2024, due to changes in depreciation lives of fiber assets as well as a $7 million and $13 million decrease due to a net decrease in depreciable assets. These decreases were offset by a $6 million and $18 million increase for the three and six months ended June 30, 2024, from the accelerated depreciation of CDN assets as well as an $8 million increase due to decommissioned assets impacting the six months ended June 30, 2024.

Amortization expense increased by $15 million and $25 million for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023, primarily due to a $19 million and $29 million increase associated with the accelerated amortization of certain CDN software assets.

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

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Interest expense	$(240)	(120)	100%
Interest income - affiliate	75	15	nm
Other (expense) income, net	(3)	7	nm
Total other expense, net	$(168)	(98)	71%
Income tax benefit	$(34)	(23)	48%

	Six Months Ended June 30,
	2024	2023	% Change
	(Dollars in millions)
Interest expense	$(369)	(213)	73%
Interest income - affiliate	97	31	nm
Net gain on early retirement of debt	54	—	nm
Other income, net	11	12	(8)%
Total other expense, net	$(207)	(170)	22%
Income tax benefit	$(52)	(1)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $120 million and $156 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. These increases were due to the increase in average interest rates from (i) 5.09% to 8.43% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2024, (ii) 5.06% to 6.68% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2024 and (iii) the increase in average outstanding long-term debt of $1.2 billion and $1.0 billion, respectively, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2024.

Interest Income - Affiliate

Interest income - affiliate increased by $60 million and $66 million, respectively, for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. These increases were due to the increase in the average interest rate from (i) 4.25% to 11.18% for the three months ended June 30, 2023 compare to the three months ended June 30, 2024 and (ii) 4.25% to 8.02% for the six months ended June 30, 2023 compared to the six months ended June 30, 2024. These increases were partially offset by a decrease of approximately $1.2 billion and $800 million in average outstanding long-term debt for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. See Note 8—Affiliate Transactions to the financial statements included in Item 1 Part I of this report for more information on these facilities.

Other (Expense) Income, Net

The following tables summarize our total other (expense) income, net:

	Three Months Ended June 30,
	2024	2023
	(Dollars in millions)
Foreign currency (loss) gain	$(2)	11
Interest income	3	1
Other	(4)	(5)
Total other (expense) income, net	$(3)	7

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Foreign currency (loss) gain	$(12)	14
Interest income	25	2
Other	(2)	(4)
Total other income, net	$11	12

Interest Income

Interest income increased for the three and six months ended June 30, 2024 and 2023 primarily due to a higher average cash and cash equivalents balance during the period and higher interest rates earned thereon.

Income Tax Expense

For the three months ended June 30, 2024 and 2023, our effective income tax rate was 25.2% and 1.2%, respectively. For the six months ended June 30, 2024 and 2023, our effective income tax rate was 24.0% and 0.1%, respectively. The effective tax rate for the three and six months ended June 30, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As of June 30, 2024, we held cash and cash equivalents of $496 million, of which $33 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for the tax period ending December 31, 2024.

Impact of the Divestitures of the Latin American and EMEA Business

As discussed in Note 2—Divestitures of the Latin American and EMEA Businesses in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, we sold our Latin American and EMEA Businesses on August 1, 2022 and November 1, 2023, respectively. As further described in this report, these transactions have provided us with a substantial amount of cash proceeds but have also reduced our base of income-generating assets that generate our recurring cash from operating activities.

Debt Instruments and Financing Arrangements

On March 22, 2024, the TSA Parties completed transactions contemplated under the TSA, which included Level 3 Financing privately placing $1.575 billion aggregate principal amount of newly-issued first lien notes. As of June 30, 2024, our long-term debt (including current maturities and finance leases but excluding unamortized (discounts) premiums, net and unamortized debt issuance costs) outstanding totaled $10.6 billion, approximately $8.5 billion of which is secured. For more information on the terms and impact of the TSA Transaction and our consolidated debt, see (i) Note 5—Long-Term Debt and Credit Facilities to the financial statements included in Item 1 Part I of this report and (ii) our Current Report on Form 8-K dated March 22, 2024.

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

Potential Transactions Impacting Liquidity

Subsequent to the end of the second quarter 2024, we announced that we recently sold $5 billion in new Private Connectivity FabricSM solutions. The majority of cash from these agreements is expected to be received over the next 3 to 4 years. We will incur certain material expenditures in connection with these custom network agreements, and the majority of such expenditures are also expected to be made over the next 3 to 4 years. The payments we actually make and receive may vary materially from what we expect and will depend, among other things, on the timing of our delivery and installation of the services.

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt and Credit Facilities for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2024, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2024	2023	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$559	833	(274)
Net cash used in investing activities	(1,635)	(506)	1,129
Net cash used in financing activities	(446)	(187)	259

Operating Activities

Net cash provided by operating activities decreased by $274 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to lower net income adjusted for non-cash expenses and income, partially as a result of the sale of our EMEA business in late 2023, and an increase in accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $1.1 billion for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily due to an issuance of short-term notes receivable - affiliate to our ultimate parent company under the credit facility described elsewhere herein.

Financing Activities

Net cash used in financing activities increased by $259 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 primarily due to an increase in distributions paid to our parent, partially offset by proceeds from issuance of new debt.

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

Market Risk

At June 30, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of June 30, 2024, we had approximately $10.4 billion (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, 77% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We also held approximately $2.4 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)