Form 10-Q
period 2024-09-30
Level 3 Parent, LLC
filed 2024-11-05
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

•statements concerning our completed, pending or proposed transactions, investments, product development, transformation plans, Private Connectivity FabricSM initiatives, buildout plans, deleveraging plans, and other initiatives, including benefits or costs associated therewith;

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

•our ability to successfully and timely monetize our network related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of these initiatives may be less than anticipated, that the costs thereof may be more than anticipated or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

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

•the negative impact of increases in the costs of Lumen’s pension, healthcare and post-employment benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics or regulations;

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

•our ability to attain the anticipated benefits of our March 22, 2024 and September 24, 2024 debt transactions;

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

•our ability to continue to use intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, trade, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,530	1,706	4,600	5,144
Operating revenue - affiliates	63	57	183	167
Total operating revenue	1,593	1,763	4,783	5,311
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	691	779	2,021	2,281
Selling, general and administrative	264	342	890	946
Net loss on sale of business	—	28	17	113
Operating expenses - affiliates	282	172	782	571
Depreciation and amortization	342	354	1,069	1,056
Goodwill impairment	—	—	—	1,970
Total operating expenses	1,579	1,675	4,779	6,937
OPERATING INCOME (LOSS)	14	88	4	(1,626)
OTHER (EXPENSE) INCOME
Interest expense	(226)	(123)	(595)	(336)
Interest income - affiliate	75	16	172	47
Net gain on early retirement of debt (Note 5)	—	—	54	—
Other income (expense), net	57	(39)	68	(27)
Total other expense, net	(94)	(146)	(301)	(316)
LOSS BEFORE INCOME TAXES	(80)	(58)	(297)	(1,942)
Income tax benefit	(24)	(13)	(76)	(14)
NET LOSS	$(56)	(45)	(221)	(1,928)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
NET LOSS	$(56)	(45)	(221)	(1,928)
Foreign currency translation adjustments, net of $—, $5, $— and $(3) tax	5	(14)	3	(2)
Other comprehensive income (loss), net of tax	5	(14)	3	(2)
COMPREHENSIVE LOSS	$(51)	(59)	(218)	(1,930)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,131	2,017
Accounts receivable, less allowance of $12 and $13	569	545
Accounts receivable - affiliates	30	—
Notes receivable - affiliate	2,668	1,466
Other	230	244
Total current assets	5,628	4,272
Property, plant and equipment, net of accumulated depreciation of $4,020 and $3,665	7,602	7,398
OTHER ASSETS
Customer relationships and other intangible assets, net	3,725	4,237
Other, net	1,250	1,346
Total other assets	4,975	5,583
TOTAL ASSETS	$18,205	17,253
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$35	31
Accounts payable	334	392
Accounts payable - affiliates	—	37
Accrued expenses and other liabilities
Salaries and benefits	163	195
Income and other taxes	125	105
Current operating lease liabilities	270	288
Interest	198	82
Other	56	78
Current portion of deferred revenue	449	300
Total current liabilities	1,630	1,508
LONG-TERM DEBT	10,167	8,952
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	3,194	1,623
Operating lease liabilities	751	845
Other	611	709
Total deferred revenue and other liabilities	4,556	3,177
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S EQUITY
Member's equity	1,877	3,644
Accumulated other comprehensive loss	(25)	(28)
Total member's equity	1,852	3,616
TOTAL LIABILITIES AND MEMBER'S EQUITY	$18,205	17,253
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(221)	(1,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,069	1,056
Net loss on sale of business	17	113
Goodwill impairment	—	1,970
Deferred income taxes	(76)	(20)
Net gain on early retirement of debt	(54)	—
Changes in current assets and liabilities:
Accounts receivable	(31)	(41)
Accounts payable	(81)	(30)
Other assets and liabilities, net	210	12
Other assets and liabilities, affiliate	(61)	(5)
Change in deferred revenue	1,571	134
Changes in other noncurrent assets and liabilities, net	158	(33)
Other, net	(13)	5
Net cash provided by operating activities	2,488	1,233
INVESTING ACTIVITIES
Capital expenditures	(762)	(785)
Proceeds from sale of business	15	3
Proceeds from sale of property, plant and equipment and other assets	28	25
Increase in notes receivable - affiliate	(1,202)	—
Other, net	—	(12)
Net cash used in investing activities	(1,921)	(769)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Distributions	(1,756)	(411)
Contributions	210	—
Payments of long-term debt	(23)	(28)
Debt issuance and extinguishment costs and related fees	(210)	(13)
Net cash used in financing activities	(454)	(452)
Net increase in cash, cash equivalents and restricted cash	113	12
Cash, cash equivalents and restricted cash at beginning of period	2,020	164
Cash, cash equivalents and restricted cash at end of period	$2,133	176
Supplemental cash flow information:
Income taxes paid, net	$(2)	(7)
Interest paid (net of capitalized interest of $23 and $15)	$(440)	(302)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	924
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,131	146
Cash and cash equivalents and restricted cash included in assets held for sale	—	28
Restricted cash included in Other current assets	1	—
Restricted cash included in Other, net noncurrent assets	1	2
Total	$2,133	176
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$1,933	4,192	3,644	7,119
Net loss	(56)	(45)	(221)	(1,928)
Distributions	—	(250)	(1,756)	(1,335)
Contributions	—	—	210	—
Other	—	(2)	—	39
Balance at end of period	1,877	3,895	1,877	3,895
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(30)	(332)	(28)	(344)
Other comprehensive income (loss)	5	(14)	3	(2)
Balance at end of period	(25)	(346)	(25)	(346)
TOTAL MEMBER'S EQUITY	$1,852	3,549	1,852	3,549
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes To Consolidated Financial Statements
(UNAUDITED)

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc. and their respective subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refers to Qwest Corporation, unless the context otherwise requires.

Note 1—Background

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

Operating lease assets are included in Other, net under Other Assets on our consolidated balance sheets. Other, net includes affiliate operating lease assets of $248 million and $311 million as of September 30, 2024 and December 31, 2023, respectively. Additionally, current operating lease liabilities included the current portion of affiliate operating lease liabilities of $115 million and $129 million as of September 30, 2024 and December 31, 2023, respectively, and operating lease liabilities included the noncurrent portion of affiliate operating lease liabilities of $144 million and $201 million as of September 30, 2024 and December 31, 2023, respectively.

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories. See Note 3—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net loss for any period.

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable. The errors were the result of understated revenues from one of our legacy mainframe billing systems and understated network expenses for periods prior to 2021. Notwithstanding this evaluation, we revised certain line items on our December 31, 2022 consolidated balance sheet in prior periods for these errors, which resulted in a decrease to our member's equity by $23 million, reflected in our January 1, 2023 and September 30, 2023 member's equity in our consolidated statements of member's equity in this report. Refer to Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Segments

Our operations are integrated into and reported as part of Lumen Technologies' operations. Lumen's chief operating decision maker ("CODM") is our CODM. The CODM reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

Change in Accounting Estimate

During the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $6 million, $5 million net of tax, and $20 million, $15 million net of tax, respectively, for the three and nine months ended September 30, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements.

Note 2—Goodwill, Customer Relationships and Other Intangible Assets

Customer relationships and other intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,361 and $3,896	$3,347	3,810
Capitalized software, less accumulated amortization of $443 and $419	378	427
Total customer relationships and other intangible assets, net	$3,725	4,237

As of September 30, 2024 and December 31, 2023, the gross carrying amount of customer relationships and capitalized software was $8.5 billion and $8.6 billion, respectively.

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

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2024 and 2023 totaled $177 million and $184 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $558 million and $540 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining three months)	$166
2025	653
2026	641
2027	600
2028	557
2029 and thereafter	1,108
Total finite-lived intangible assets future amortization expense	$3,725

Note 3—Revenue Recognition

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, conduit, dark fiber, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;
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

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offering for the three and nine months ended September 30, 2024 and 2023. It also provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The amounts in the tables below include the EMEA business revenue prior to it being sold on November 1, 2023. See Note 2—Divestitures of the Latin American and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these divestitures.

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$943	(164)	779	991	(151)	840
Nurture	376	(3)	373	427	(3)	424
Harvest	191	—	191	239	—	239
Other	20	—	20	49	—	49
Affiliate Services	63	(63)	—	57	(57)	—
Total revenue	$1,593	(230)	1,363	1,763	(211)	1,552

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$2,793	(441)	2,352	2,953	(465)	2,488
Nurture	1,145	(11)	1,134	1,293	(11)	1,282
Harvest	570	—	570	747	—	747
Other	92	—	92	151	—	151
Affiliate Services	183	(183)	—	167	(167)	—
Total revenue	$4,783	(635)	4,148	5,311	(643)	4,668
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

For the three months ended September 30, 2024 and 2023, our gross rental revenue was $182 million and $170 million, respectively, which represented approximately 11% and 10%, respectively, of our operating revenue. For the nine months ended September 30, 2024 and 2023, our gross rental revenue was $500 million and $525 million, respectively, which represented approximately 10% respectively, of our operating revenue for both the nine months ended September 30, 2024 and 2023.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables, less allowance of $12 and $13	$568	544
Contract assets	7	8
Contract liabilities	250	222

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2024, we recognized $16 million and $98 million, respectively, of revenue that was included in contract liabilities of $222 million as of January 1, 2024. During the three and nine months ended September 30, 2023, we recognized $21 million and $119 million, respectively, of revenue that was included in contract liabilities of $281 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of September 30, 2024, we expect to recognize approximately $4.2 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $583 million, $1.8 billion and $1.9 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$70	116	69	102
Costs incurred	12	24	12	24
Amortization	(12)	(20)	(14)	(18)
End of period balance(3)	$70	120	67	108

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(2)	$70	97	76	106
Costs incurred	36	76	39	68
Amortization	(36)	(53)	(44)	(52)
Change in contract costs held for sale	—	—	(4)	(14)
End of period balance(3)	$70	120	67	108
______________________________________________________________________
(1)Beginning of period balance for the three months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the nine months ended September 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(3)End of period balance for the three and nine months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million fulfillment costs classified as held for sale related to the EMEA business.

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

Note 4—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

(Dollars in millions)
Beginning balance at December 31, 2023	$13
Provision for expected losses	5
Write-offs charged against the allowance	(9)
Recoveries collected	3
Ending balance at September 30, 2024	$12

Note 5—Long-Term Debt and Credit Facilities

At September 30, 2024, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	September 30, 2024	December 31, 2023
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
New Facilities:
Term Loan B-1(3)	SOFR + 6.56%	2029	$1,199	—
Term Loan B-2(3)	SOFR + 6.56%	2030	1,199	—
Former Facility(4)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(5)	10.500% to 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% to 10.000%	2029 - 2032	2,579	—
Former Senior Notes	3.400% - 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes:
Senior notes (6)	3.400% - 4.625%	2027 - 2029	1,508	3,940
Finance leases and other obligations	Various	Various	238	259
Unamortized (discounts) premiums, net			(233)	2
Unamortized debt issuance costs			(146)	(54)
Total long-term debt			10,202	8,983
Less current maturities			(35)	(31)
Long-term debt, excluding current maturities			$10,167	8,952
______________________________________________________________________
(1)As of September 30, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates. As discussed further in footnote 6, we reclassified in the "September 30, 2024" column of the table above certain notes that were secured prior to the Effective Date (as defined below) from "secured" to "unsecured" in light of amendments that released such prior security interests.
(3)The Term Loan B-1 and B-2 each had an interest rate of 11.838% as of September 30, 2024.
(4)Reflects Level 3 Tranche B 2027 Term Loan issued under a predecessor facility, which had an interest rate of 7.111% and 7.220% as of September 30, 2024 and December 31, 2023, respectively.
(5)Includes Level 3 Financing's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3 Financing's first lien notes issued on March 22, 2024.
(6)The total debt for these notes at September 30, 2024 includes the remaining aggregate principal amount due under Level 3 Financing's former senior secured notes, the terms of which were amended on March 22, 2024 to release the security interests relating thereto.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2024 (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2024 (remaining three months)	$10
2025	37
2026	35
2027	150
2028	507
2029 and thereafter	9,842
Total long-term debt	$10,581
Impact of Recent Debt Transactions

Exchange Offers

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024, Level 3 Financing issued approximately $350 million aggregate principal amount of its newly-issued 10.0% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Level 3 Financing's consolidated indebtedness by approximately $7 million.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to analyze whether the Exchange Offers constituted (i) an extinguishment of debt, which requires borrowers to record a gain or loss for the difference between the net carrying value of the old derecognized debt and the fair value of the new debt, or (ii) a debt modification, which results in no gain or loss and requires borrowers to establish a new effective interest rate based on the carrying value of the debt and revised cash flow. The Company has determined that the Exchange Offers constituted a debt modification consistent with ASC 470 and recorded no gain or loss.

The following table sets forth the aggregate principal amount of each series of senior unsecured notes of Level 3 Financing exchanged and retired on September 24, 2024 in connection with the Exchange Offers:

Debt	Aggregate Principal Amount (in millions)
Level 3 Financing, Inc.
3.400% senior secured notes due 2027 (unsecured)	$77
4.625% senior notes due 2027	280
Total	$357

TSA Transactions

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

The following table sets forth the aggregate principal amount of (i) former debt of Level 3 Financing exchanged for new Level 3 Financing debt and (ii) new debt issued by Level 3 in exchange for former Level 3 debt (except as otherwise noted), in each case during the first quarter of 2024 in connection with the TSA Transactions:

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
______________________________________________________________________
(1)See our long-term debt table above for information on the amount of former debt that remains outstanding as of September 30, 2024.
(2)Issued for cash and the other consideration.

In evaluating the terms of the TSA Transactions, we determined that for certain of our creditors the new debt instruments were substantially different than pre-existing debt and therefore constituted a non-cash extinguishment of old debt of $2.6 billion and establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $261 million which was included in our aggregate Net gain on early retirement of debt of $54 million, recognized in other income (expense), net in our consolidated statement of operations for the nine months ended September 30, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA Transactions and was treated under modification accounting rules. In conjunction with the TSA Transactions, we paid $209 million in lender fees and $112 million in additional third-party costs. Of these amounts, $157 million lender fees were an offset to the gain on extinguishment and $61 million in third-party costs were recorded to Selling, general and administrative expense in our consolidated statement of operations for the nine months ended September 30, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $51 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

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

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under its Superpriority Revolving/Term A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but Level 3 Parent, Level 3 Financings and certain of Level 3 Financing's subsidiaries (collectively, the "Level 3 Collateral Guarantors") have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under both of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

Senior Notes

The Company’s consolidated indebtedness at September 30, 2024 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Certain Guarantees and Security Interests

Level 3 Financing’s obligations under its new Credit Agreement are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals). In addition, the other Level 3 Collateral Guarantors have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Level 3 Financing’s obligations under its new Credit Agreement secured by a lien on substantially all of their assets.

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

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee Level 3 Financing's new Credit Agreement and secured notes.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a 5-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of September 30, 2024 and December 31, 2023, we have received approximately $21 million and $15 million of credits and our outstanding obligations under the plan was $44 million and $55 million, respectively. As of September 30, 2024, $20 million was included in current maturities of long-term debt and $24 million was included in long-term debt.

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

Compliance

As of September 30, 2024, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Note 6—Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 7% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $37 million during the second quarter of 2024. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
December 31, 2023	$13
Accrued to expense	40
Payments, net	(44)
September 30, 2024	$9

Note 7—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2024 and December 31, 2023, as well as the input level used to determine the fair values indicated below:

		September 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance leases	2	$9,964	9,842	8,724	6,418
Indemnifications related to the sale of the Latin American business(1)	3	87	84	86	86
_______________________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 8—Affiliate Transactions

We provide competitive local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We believe these services are priced consistent with non-regulated rates charged to external customers. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

Whenever possible, costs are incurred directly by our affiliates for the services they use. When such costs are not directly incurred, they are allocated among all affiliates based upon the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. Unlike certain other affiliates of Lumen Technologies, we do not operate as a shared service company to our affiliates and therefore any allocated affiliate revenue we earn reduces the affiliate charges incurred by us and is presented on a net basis within Operating expenses – affiliates on our consolidated statements of operations. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

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

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of September 30, 2024, the interest rate was 11.32% per annum and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

As of September 30, 2024, Lumen Technologies owed us approximately $2.7 billion, $1.2 billion of which was due under the above-mentioned secured revolving credit facility and approximately $1.5 billion of which was due under the above-mentioned unsecured revolving credit facility. As of December 31, 2023, Lumen Technologies owed us approximately $1.5 billion under the above-mentioned unsecured revolving credit facility.

In the first quarter of 2024, we made a distribution of cash to Lumen Technologies in the amount of approximately $1.8 billion, thereby reducing equity by the same amount, which was partially offset by a contribution from Lumen Technologies of $210 million, thereby increasing equity by the same amount.

Note 9—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2024 and December 31, 2023 we had accrued $36 million and $38 million, respectively, in the aggregate for our litigation and non-income tax contingencies which is included in Other under Current Liabilities or Other under Deferred Revenue and Other Liabilities in our consolidated balance sheets as of such date. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of this $36 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers.

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

The outcomes of these other proceedings described under this heading are not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

Note 10—Accumulated Other Comprehensive Loss

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive income, net of tax	—	3	3
Net other comprehensive income	—	3	3
Balance at September 30, 2024	$(1)	(24)	(25)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2023:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive loss, net of tax	—	(2)	(2)
Net other comprehensive loss	—	(2)	(2)
Balance at September 30, 2023	$21	(367)	(346)

Note 11—Other Financial Information

Other Current Assets
The following table presents details of other current assets reflected on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$117	123
Contract fulfillment costs	56	50
Contract acquisition costs	39	40
Contract assets	6	6
Other	12	25
Total other current assets	$230	244

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries, including Level 3 Financing, Inc. ("Level 3 Financing"). References to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

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

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the nine months ended September 30, 2024.

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

Continued business uncertainty, supply constraints or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

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

Products, Services and Revenue

We categorize our products and services and related revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, conduit, dark fiber, Edge Cloud, IP, managed security, software-defined wide area networks (SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services.
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

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Dollars in millions
Operating revenue	$1,593	1,763	4,783	5,311
Operating expenses	1,579	1,675	4,779	6,937
Operating income (loss)	14	88	4	(1,626)
Other expense, net	(94)	(146)	(301)	(316)
Loss before income taxes	(80)	(58)	(297)	(1,942)
Income tax benefit	(24)	(13)	(76)	(14)
Net loss	$(56)	(45)	(221)	(1,928)

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-mass markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Grow	$943	991	(5)%
Nurture	376	427	(12)%
Harvest	191	239	(20)%
Other	20	49	(59)%
Affiliate Services	63	57	11%
Total operating revenue	$1,593	1,763	(10)%

	Nine Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Grow	$2,793	2,953	(5)%
Nurture	1,145	1,293	(11)%
Harvest	570	747	(24)%
Other	92	151	(39)%
Affiliate Services	183	167	10%
Total operating revenue	$4,783	5,311	(10)%

Our total operating revenue decreased by $170 million and $528 million, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. Approximately $158 million and $490 million of this decrease was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each revenue category:

•Grow decreased by $48 million and $160 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months September 30, 2023, due principally to a decrease of approximately $83 million and $245 million associated with the sale of the EMEA business. Excluding the impact of this divestiture, we saw growth in IP services of $26 million and $86 million for such respective periods and an $11 million increase of revenue from dark fiber and conduit for such periods;

•Nurture decreased by $51 million and $148 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Approximately $26 million and $80 million, respectively, of the decrease during the three and nine months ended September 30, 2024 was due to the sale of the EMEA business. The remainder of the decline for these periods was primarily due to a decrease in Ethernet services of $19 million and $49 million, respectively, and declines in traditional VPN services of $9 million and $30 million respectively;

•Harvest decreased by $48 million and $177 million, respectively, for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. Approximately $15 million and $67 million, respectively, of the decrease during the three and nine months ended September 30, 2024 was due to the sale of the EMEA business. The remainder of the declines for these periods was primarily due to a decrease in legacy voice and private line services of $22 million and $85 million, respectively, and a decline in managed hosting revenue of $5 million and $16 million, respectively; and

•Other decreased by $29 million and $59 million, respectively, for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. Approximately $24 million and $75 million, respectively, of the decrease during the three and nine months ended September 30, 2024 was attributable to the sale of select CDN contracts in the fourth quarter of 2023. In addition, approximately $8 million and $24 million, respectively, of the decrease during the three and nine months ended September 30, 2024 was attributable to the sale of the EMEA business. These decreases were partially offset by an increase in equipment sales revenue of $2 million and $24 million for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$691	779	(11)%
Selling, general and administrative	264	342	(23)%
Net loss on sale of business	—	28	nm
Operating expenses - affiliates	282	172	64%
Depreciation and amortization	342	354	(3)%
Total operating expenses	$1,579	1,675	(6)%

	Nine Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,021	2,281	(11)%
Selling, general and administrative	890	946	(6)%
Net loss on sale of business	17	113	(85)%
Operating expenses - affiliates	782	571	37%
Depreciation and amortization	1,069	1,056	1%
Goodwill impairment	$—	1,970	nm
Total operating expenses	$4,779	6,937	(31)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (Exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $88 million and $260 million, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. These decreases were primarily due to a decrease of approximately $150 million and $398 million due to the sale of the EMEA business in the fourth quarter of 2023, as well as reductions of approximately $31 million and $66 million, respectively for the three and nine months ended September 30, 2024, in employee-related expense from lower headcount in our retained business. These decreases were partially offset by, (i) approximately $52 million and $151 million, respectively, of higher facilities costs,(ii) approximately $13 million and $15 million, respectively, of higher network costs and (iii) approximately $5 million and $11 million, respectively, in higher real estate and power costs. In addition, the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was impacted by higher equipment and maintenance costs of $10 million.

Selling, General and Administrative

Selling, general and administrative costs decreased by $78 million and $56 million, respectively, for the three and nine months ended September 30, 2024, as compared to September 30, 2023. For the three and nine months ended September 30, 2024, as compared to the comparable periods ended, the decrease was due to (i) a decrease of approximately $15 million and $69 million, respectively, due to the sale of the EMEA business, (ii) a decrease of $24 million and $16 million, respectively in employee related expenses as a result of our workforce reductions implemented in the second quarter of 2024, (iii) a decrease in affiliate expense of $26 million and $24 million, respectively, (iv) a decrease of $22 million for the nine months ended September 30, 2024 compared to the comparable period in 2023 due to the recognition in the first quarter of 2024 of a deferred gain on the fourth quarter 2023 sale of select CDN contracts and (v) a decrease for the nine months ended September 30, 2024 compared to the comparable period in 2023 in marketing advertising of $16 million. These decreases were partially offset by (i) an increase of $8 million and $100 million, respectively, in legal and other professional fees, mainly driven by our first and third quarter 2024 debt transactions.

Net Loss on Sale of Business

For a discussion of the net loss on the sale of business that we recognized for the three months ended September 30, 2023, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $110 million and $211 million, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, primarily due to $51 million and $146 million, respectively, of higher ethernet and other legacy direct telecommunication services purchased from affiliates and $19 million and $42 million, respectively, of increased network services purchased from affiliates. Additionally, we had an increase in allocated employee and corporate expense provided to us by our affiliates for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023 of $40 million and $23 million, respectively.

Depreciation and Amortization

The following table provides detail regarding depreciation and amortization expense:

	Three Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Depreciation	$165	170	(3)%
Amortization	177	184	(4)%
Total depreciation and amortization	$342	354	(3)%

	Nine Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Depreciation	$511	516	(1)%
Amortization	558	540	3%
Total depreciation and amortization	$1,069	1,056	1%

Depreciation expense decreased by $5 million for both the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. The variance was primarily due to a decrease of $6 million and $20 million, respectively, for the three and nine months ended September 30, 2024 due to changes in depreciation lives of fiber assets as well as a $13 million decrease for the nine months ended September 30, 2024 due to a net decrease in depreciable assets. These decreases were offset by an $18 million increase for the for the nine months ended September 30, 2024 from the accelerated depreciation of CDN assets as well as an increase of $8 million due to decommissioned assets impacting the nine months ended September 30, 2024.

Amortization expense decreased by $7 million for the three months ended September 30, 2024 compared to three months ended September 30, 2023 primarily due to a $5 million decrease in accelerated amortization on decommissioned assets and a $4 million decrease associated with CDN customer relationships. Amortization expense increased by $18 million for the nine months ended September 30, 2024, as compared the nine months ended September 30, 2023 primarily due to $24 million increase in accelerated amortization in decommissioned assets, mostly related to our 2023 sale of CDN contracts, as well as a $5 million net increase in amortizable assets, partially offset by a $12 million decrease associated with CDN customer relationships.

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

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Interest expense	$(226)	(123)	84%
Interest income - affiliate	75	16	nm
Other income (expense), net	57	(39)	nm
Total other expense, net	$(94)	(146)	(36)%
Income tax benefit	$(24)	(13)	85%

	Nine Months Ended September 30,
	2024	2023	% Change
	(Dollars in millions)
Interest expense	$(595)	(336)	77%
Interest income - affiliate	172	47	nm
Net gain on early retirement of debt (Note 5)	54	—	nm
Other income (expense), net	68	(27)	nm
Total other expense, net	$(301)	(316)	(5)%
Income tax benefit	$(76)	(14)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $103 million and $259 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. These increases were due to (i) an increase in average interest rates paid by us from 5.20% to 8.52% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2024, and from 4.78% to 6.77% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2024 and (ii) an increase in our average outstanding long-term debt of $1.2 billion and $1.0 billion, respectively, for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2024.

Interest Income - Affiliate

Interest income - affiliate increased by $59 million and $125 million, respectively, for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023. These increases were due an increase in the average interest rate received by us from our affiliates from (i) 4.25% to 11.30% for the three months ended September 30, 2023 compare to the three months ended September 30, 2024 and (ii) 4.25% to 9.11% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. Additionally average outstanding long-term debt owed to us by our affiliates increased by approximately $1.2 billion and $900 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. See Note 8—Affiliate Transactions to the financial statements included in Item 1 Part I of this report for more information on these facilities.

Other Income (Expense), Net

The following tables summarize our total other income (expense), net:

	Three Months Ended September 30,
	2024	2023
	(Dollars in millions)
Foreign currency gain	$11	(43)
Interest income	6	2
Other	40	2
Total other income (expense), net	$57	(39)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Foreign currency gain	$(1)	(29)
Interest income	31	5
Other	38	(3)
Total other income, net	$68	(27)

Interest Income

Interest income increased for the three and nine months ended September 30, 2024 compared to 2023, primarily due to a higher average cash and cash equivalents balance during the period and higher interest rates earned thereon.

Income Tax Expense

For the three months ended September 30, 2024 and 2023, our effective income tax rate was 30.0% and 22.4%, respectively. For the nine months ended September 30, 2024 and 2023, our effective income tax rate was 25.6% and 0.7%, respectively. The effective tax rate for the three and nine months ended September 30, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

As of September 30, 2024, we held cash and cash equivalents of $2.1 billion, of which $31 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We are an indirect wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

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

Impact of PCF Transactions

The Company announced on August 5, 2024 that Lumen and its subsidiaries, including us, had recently sold $5 billion in new Private Connectivity FabricSM (“PCF”) solutions and has since closed over $3 billion in additional PCF sales. A majority of these sales are contracted with Level 3.

Lumen and its subsidiaries expect to receive the majority of cash from these agreements over the next 3 to 4 years, including advance payments to fund network expansion projects. Lumen and its subsidiaries will incur certain material expenditures in connection with these agreements, and expect the majority of such expenditures to be made over the next 3 to 4 years. The payments Lumen and its subsidiaries actually make and receive may vary materially from what is expected and will depend, among other things, on the timing of delivery and installation of the services by Lumen and its subsidiaries.

During the quarter ended September 30, 2024, we began receiving advance payments under these agreements, which increased our net cash provided by operating activities reflected in our consolidated statements of cash flows and our deferred revenue reflected in our consolidated balance sheets. We anticipate that our continued receipt of cash payments under these agreements will (i) cause our consolidated cash flows to vary from quarter to quarter over the next several years and (ii) enable us to accelerate our network simplification initiatives. In addition, we expect our consolidated capital expenditures to increase as we use these cash receipts to fund network expansion projects contemplated under such agreements.

We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions, but cannot provide any assurances. See "Risk Factors" under Item 1A of Part II of this report.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks, fulfill our contractual obligations, and compete effectively in our markets. Lumen Technologies and we evaluate our discretionary capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of our capital investment is influenced by, among other things, current and projected demand for our services and products, our network and customer contract requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies and developing new services. For more information on our capital spending, see (i) "—Impact of PCF Transactions" above, and (ii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Instruments and Financing Arrangements

Debt Instruments

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024, Level 3 Financing issued approximately $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Level 3 Financing's consolidated indebtedness by approximately $7 million.

On March 22, 2024, the TSA Parties completed transactions contemplated under the TSA, which included Level 3 Financing privately placing $1.575 billion aggregate principal amount of newly-issued first lien notes. As of September 30, 2024, our long-term debt (including current maturities and finance leases but excluding unamortized (discounts) premiums, net and unamortized debt issuance costs) outstanding totaled $10.6 billion, approximately $8.8 billion of which is secured. For more information on the terms and impact of the TSA Transaction and our consolidated debt, see (i) Note 5—Long-Term Debt and Credit Facilities to the financial statements included in Item 1 Part I of this report and (ii) our Current Report on Form 8-K dated March 22, 2024.

Future Debt Transactions

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

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Caa1	CCC-	CCC-
Secured	B2/Caa1	CCC+	B+/CCC

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2024, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2024	2023	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$2,488	1,233	1,255
Net cash used in investing activities	(1,921)	(769)	1,152
Net cash used in financing activities	(454)	(452)	2

Operating Activities

Net cash provided by operating activities increased by $1.3 billion for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to advance cash payments received in the third quarter of 2024 pursuant to our recent PCF transactions. This increase was partially offset by higher net loss, partially as a result of the sale of our EMEA business in late 2023. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities increased by $1.2 billion for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily due to an issuance of notes receivable - affiliate to our ultimate parent company under the credit facility described elsewhere herein.

Financing Activities

Net cash used in financing activities increased by $2 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 primarily due to an increase in distributions paid to our parent, partially offset by proceeds from issuance of new debt.

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

Market Risk

At September 30, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of September 30, 2024, we had approximately $10.3 billion (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, approximately $7.9 billion of which bears interest at fixed rates and is therefore not exposed to interest rate risk and approximately $2.4 billion of which is unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relative to this debt would decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 and as further supplemented below:

We may not realize the anticipated benefits of our strategic focus on selling PCF solutions.

Lumen announced on August 5, 2024 that Lumen and its subsidiaries, including us, had recently sold $5 billion in new Private Connectivity FabricSM (“PCF”) solutions and has since closed over $3 billion in additional PCF sales. Full payment for certain deals involving construction of new routes depends on delivery to customers, and revenue under our PCF agreements may be less than anticipated. Our costs under these agreements may be greater than anticipated due to construction delays or cost overruns as a result of weather, supply chain, labor, permitting, or other unforeseen issues. If customer needs or preferences change for any reason, future demand for, and profitability of, our PCF solutions could decline or cease.

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027 (unsecured).

10.2*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029 (unsecured).

10.3*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.625% Senior Notes due 2027.

10.4*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.250% Senior Notes due 2028.

10.5*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.750% Sustainability-Linked Senior Notes due 2029.

10.6*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.625% Senior Notes due 2029.

10.7
Indenture, dated September 24, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, as a guarantor, certain other guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Wilmington Trust, National Association, as collateral agent, designating and outlining the terms and conditions of 10.000% Second Lien Notes due 2032 issued thereunder by Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant (File No. 001-35134) with the SEC on September 24, 2024).

10.8*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.

10.9*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.

10.10*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.

10.11*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.

10.12*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 3.875% Second Lien Notes due 2030 of Level 3 Financing, Inc.

10.13*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.

10.14*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.

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
101*
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2024.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)