Form 10-K
period 2024-12-31
Level 3 Parent, LLC
filed 2025-02-20
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-35134

LEVEL 3 PARENT, LLC
(Exact name of registrant as specified in its charter)

Delaware		47-0210602
(State of Incorporation)		(I.R.S. Employer Identification No.)
931 14th Street
Denver,	Colorado	80202-2994
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refer to our affiliate Qwest Corporation, unless the context otherwise reports.

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

•statements concerning our completed, pending or proposed transactions, investments, product development, Private Connectivity FabricSM buildouts, transformation plans, participation in deleveraging plans and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, distributions, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, replacing aging or obsolete plant and equipment, strengthening our relationships with customers and attaining projected cost savings;

•our ability to successfully and timely monetize our network related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of these transactions may be less than anticipated, that the costs thereof may be more than anticipated or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and benefits payments;

•our ability to effectively retain and hire key personnel;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and artificial intelligence services;

•our ability to enhance our growth products and manage the decline of our older products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis, and transitioning customers from our mature products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout and deleveraging strategies;

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, and our 2024 debt modification and extinguishment transactions described elsewhere herein;

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact;

•the negative impact of increases in the costs of Lumen's pension, healthcare and post-employment benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics or regulations;

•the impact of events that harm our reputation or brands, including potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are a networking company with the goal of connecting people, data and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world's most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading "Operations - Products and Services."

Our fiber optic long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. We believe our and Lumen's secure global platform plays a central role in facilitating communications worldwide.

We were incorporated under the laws of the State of Delaware in 1941. Our principal executive offices are located at 931 14th Street, Denver, Colorado 80202 and our telephone number is (720) 888-1000.

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

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2024	2023(1)	2022(1)
	(Dollars in millions)
Operating revenue	$6,496	7,037	7,493
Operating expenses	6,435	8,662	11,741
Operating income (loss)	$61	(1,625)	(4,248)
Net loss	$(276)	(2,004)	(4,793)
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

We estimate that during 2024, 2023, and 2022, approximately 3%, 10%, and 17%, respectively, of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Total assets	$16,426	17,253
Total long-term debt (1)	9,665	8,983
Total member's equity	196	3,616
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

Operations

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we organize our products and services to reflect product life cycles and our go to market approach. At December 31, 2024, we categorized our services among the following categories:

Grow

•Colocation. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

•Dark Fiber and Conduit. We control an extensive array of unlit optical fiber known as “dark fiber” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. We provide access to this unlit optical fiber to customers who are interested in building their networks with this high-bandwidth, highly secure optical technology. We also provide access to conduit, which are ducts installed underground to house and protect fiber optic cables. Additionally, we provide professional services to engineer these networks, and in some cases, manage them for customers;

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

Nurture

•Ethernet. We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•VPN Data Networks. Leveraging our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network.

Harvest

•Voice Services. We offer our customers a complete portfolio of traditional Time Division Multiplexing voice services including primary rate interference service, local inbound service, switched one-plus, toll free, long distance and international services;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions; and

•Other Legacy Services. We continue to provide certain services based on older platforms to support our customers as they transition to newer technology. These services include Synchronous Optical Network (SONET) based ethernet, legacy data hosting services, and conferencing services.

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

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report and Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of this report, we sold portions of our network during 2022 and 2023.

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

As a critical infrastructure provider, we and our customers are a constant target of cyber-attacks from a wide range of intruders, including advanced persistent threat actors. From time to time in the ordinary course of our business, we experience security incidents and disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

For additional information regarding risks relating to our systems, network assets, network operations, capital expenditure requirements and reliance upon third parties, see "Risk Factors" in Item 1A of Part I of this report.

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

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes. Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs, offer faster transmission speeds, charge lower prices, or have a longer history of providing service in the market.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available network services, the scope of our integrated offerings, the reach and peering capacity of our IP network, digital ordering capabilities, ease of access and use, billing simplicity and customer service. We continue to experience pricing pressure for several of our products and services due to a wide array of large communications companies and systems integrators providing high-speed fiber services to enterprise and wholesale business customers and other companies that market slower-speed non-fiber services typically at lower prices to more price-sensitive customers.

Additional information about competitive pressures is located under the heading “Risk Factors—Business Risks” in Item 1A of Part I of this report.

Sales and Marketing

Our enterprise sales and marketing approach revolves around solving complex customer problems with advanced technology and network solutions - striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services, such as our Private Connectivity FabricSM (“PCF”) solutions, designed to provide a complete offering of integrated services.

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

Research, Development & Intellectual Property

As of December 31, 2024, we had approximately 1,000 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state regulatory commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or "EU"), national agencies and, frequently, state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services.

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

Broadband Regulation

In February 2015, the FCC adopted an order regulating broadband internet access services (“BIAS”) as a Title II utility service under the Communications Act of 1934. In December 2017, the FCC voted to repeal this order. In May 2024, the FCC adopted a new order regulating BIAS as a Title II utility service, but a federal appeals court vacated this order in January 2025. Several states have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In addition, certain members of Congress and various consumer interest groups have advocated in favor of classifying BIAS as a Title II utility service. These developments make it difficult to predict the future degree of regulation of BIAS. Any imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally not subject to state regulation to the same degree as incumbent local exchange carriers ("ILECs").

Data Privacy Laws and Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a company providing global services, we must comply with various jurisdictional data privacy regulations, including the GDPR in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. Domestically, the number of state privacy laws continues to increase. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

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

Regulation of International Operations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The communications regulatory regimes in certain of our non-domestic markets are in the process of development and do not fully address many issues, including the pricing of services.

Our overseas operations are also subject to various other domestic or non-domestic laws or regulations, including various laws or regulations governing (i) exports and imports of various goods or technologies, (ii) certain sanctioned business activities, and (iii) competition.

Other Regulations

Our networks and properties are subject to numerous federal, state and local laws and regulations, including laws and regulations governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 16—Commitments, Contingencies and Other Items. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees or impact our network buildout initiatives.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather-related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes.

Employees

As of December 31, 2024, we had approximately 7,700 employees.

Additional Information

For further information on regulatory, technological and competitive factors that could impact our revenue, see "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report. For additional information about us and our ultimate parent, Lumen Technologies, please refer to the periodic reports filed by Lumen Technologies with the SEC, which can be accessed by visiting the websites listed below under “Website Access and Important Investor Information.”

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K filed by us or our ultimate parent, Lumen Technologies, (i) in the "Investor Relations" section of our website (ir.lumen.com) under the heading "FINANCIALS" and subheading "SEC Filings" or (ii) on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding industry conditions are based on estimates made by us using data from industry sources and making assumptions based on our industry knowledge and experience. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

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

To attain our operational and strategic goals and our projected cost savings, we need to integrate, simplify, upgrade, and modernize our existing applications and systems, including many legacy systems from past acquisitions. This process will require us to, among other things, timely retire aging or obsolete systems, deploy a master data management platform, and integrate various legacy IT systems into a new, simplified structure. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence (“AI”) and other emerging technologies, access to subject-matter experts, development of a sustainable and resilient operating model, advanced project management capabilities and successful collaboration among personnel with differing expertise. We cannot assure you these efforts will be successful. Any failure to timely accomplish these initiatives may negatively affect our (i) ability to deliver services to our customers at required speed and scale, (ii) ability to realize anticipated efficiencies and attain our operational cost reduction goals, (iii) network stability, (iv) ability to timely repair infrastructure and respond to service outages or (v) ability to meet regulatory, legal or contractual obligations.

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital platform, including (i) automation and simplification of our offerings and (ii) digital self-service access to our products, services and customer support. To do so, we must timely and successfully complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding transformations and our workforce and systems. We cannot assure you we will be able to timely effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

We may not realize the anticipated benefits of our strategic focus on selling PCF solutions.

During the second half of 2024, Lumen announced that it and its subsidiaries, including us, had recently sold several billion dollars of new PCF solutions. Full payment for certain deals involving construction of new routes depends on fulfilling certain delivery obligations or other performance conditions, and revenue under our PCF agreements may be less than anticipated. Our costs under these agreements may be greater than anticipated due to construction delays or cost overruns as a result of weather, supply chain, labor, permitting, or other unforeseen issues. If demand for data center connectivity declines or customer needs or preferences change for any other reason, future demand for, and the profitability of, our PCF solutions could decline or cease.

Our attempts to capitalize on emerging market opportunities may not be as successful as envisioned.

Growth in AI products and other recent industry changes have fueled demand for higher transmission speeds, greater bandwidth, lower latency and more advanced networking services. In response, we are endeavoring to build a digital networking services ecosystem that enables us to offer attractive products and services (including PCF solutions) that fulfill this market demand. But, as indicated by other of the disclosures in this Item 1A, our success will be dependent on improving and integrating our systems and meeting evolving customer demands in a highly competitive industry experiencing rapid advances in technology. For these reasons and others, our attempts to capitalize on emerging market opportunities may not be as successful as we currently envision.

In connection with establishing our strategies, we have assumed that the continued development of AI will continue to drive robust demand for our products and services, which subjects us to the risk of misallocating our resources if AI-related demand fails to meet current expectations.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our offerings faces increasingly intense competition from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional network services, (ii) offer a more comprehensive range of communications products and services, (iii) operate systems that are newer, more integrated or more advanced, which enable them to provision services faster and more efficiently, (iv) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (v) conduct operations or raise capital at a lower cost, (vi) are subject to less regulation, (vii) have stronger brand names, (viii) have deeper or more long-standing relationships with key customers, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are increasing demand for digitally-integrated products and enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, our competitors may overbuild in our markets and roll out high speed connectivity products.

Increasingly, customers are demanding higher transmission speeds and more technologically advanced products that suit their evolving needs, including traditional and generative AI services. As we note below, several of our competitors have dedicated substantially more resources to developing such advanced services. If we fail to develop competitive AI services, our business and financial performance could be adversely impacted.

To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing and offering products and services attractive to our customers, to migrate our customers from legacy to newer products and services, to timely provision our products and services, to maintain and expand our network to enable it to support customer demands for significantly greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could fail to retain customers or attract new ones.

As we continue to transform our organization, we may be unable to attract, develop and retain leaders and employees with the right skill sets and technical expertise.

Lumen and Level 3 may be unable to attract and retain skilled and motivated leaders and employees who possess the technical, development, operational, sales or managerial expertise to execute our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly skilled employees has grown increasingly intense and competitors have targeted hiring our employees. Further, the prevalence of remote working arrangements has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation or benefits in excess of what we are able to offer. These risks to attracting and retaining key personnel may have been exacerbated by the impacts of the low trading price of Lumen's common stock, which, as discussed below, has diminished Lumen's ability in 2024 to offer competitive equity incentive compensation to our key employees. Our failure to successfully attract and retain key personnel could materially adversely impact our business or financial performance.

Over half of our employees work fully from home, and a substantial portion of the remainder work partly from home under "hybrid" work schedules. These work arrangements may impair our ability to maintain our collaborative and innovative culture, and may lower the productivity and collegiality of our workforce

Uncertainty regarding our future prospects could adversely impact our ability to maintain satisfactory relations with our employees, customers, vendors and others.

For several years we have experienced declining revenues and high debt levels, which has created uncertainties regarding our future prospects and ability to discharge our obligations. Despite the positive impacts of our 2024 PCF agreements and debt transactions, these uncertainties persist.

Concerns regarding our future prospects and ability to discharge our obligations, coupled with Lumen's relatively low stock trading price and recent reductions of our workforce, could adversely impact our ability to attract, retain and motivate our employees. Lumen grants equity-based incentive awards to key personnel, the value of which is tied to Lumen's stock price, its financial performance or both. If recipients of those awards are concerned about Lumen's future stock price or financial performance, they may view less favorably the value of such equity-based incentive awards and the competitiveness of their total compensation package.

Similarly, customers, vendors, landlords, banks or other third parties may be less willing to transact business with us if they believe our future is uncertain, any of which could adversely impact our business, financial performance, financial position or future prospects.

We could be harmed if our reputation is damaged.

We believe the Lumen and Level 3 brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks, service outages, data breaches, internal control deficiencies, performance failures, compliance violations, employee misconduct, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions. For instance, we could be harmed if our customer experience scores, as measured by "NPS" (Net Promoter Score) and "CHS" (Customer Health Score), for our products and services are low or declining relative to our competitors. In addition, the reputational risk of unauthorized disclosure of confidential company or customer data could increase to the extent our employees inappropriately use social networking sites or other emerging technologies, such as generative AI tools.

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

We could be harmed by cyber-attacks.

As a critical infrastructure service provider, we transmit large amounts of data over our systems and process and store highly sensitive customer data. Consequently we, our third-party service providers, and our customers are under constant threat of cyber-attacks. The number and sophistication of these attacks continues to increase. Despite our efforts to prevent these events, some of these attacks could result in a material adverse impact to our operations due to distributed denial of service attacks, ransomware attacks, malware, virus, credential harvesting, man-in-the-middle attacks, or social engineering attacks.. As previously disclosed in our 2023 reports to the SEC and various 2024 media reports, (i) sophisticated threat actors accessed our internal information technology systems in 2023 and 2024 and (ii) we experienced a ransomware attack on a limited number of our servers in 2023. The ransomware attack did not impact any operations or customer data. We do not believe these incidents had or are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

As further described in Item 1C of this annual report, cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable information customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated third-party operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the challenges of operating and maintaining our complex multi-continent network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) the large number of our employees working from remote locations, (vii) our IT support agreements with purchasers of businesses we have divested over the past few years and (viii) as further discussed below, the difficulty of defending against increasingly sophisticated attacks.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data incidents, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, AI and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, which can delay and limit our ability to accurately assess and fully remediate the impact of the attack, and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries, and the attendant increased possibility of cyber warfare targeting us in the event of a direct conflict. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Consequently, you should assume that we will continue to experience cyber incidents in the future. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our business, operations or financial results.

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

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery, quality and quantity of these purchased services. In addition, we are exposed to the risk that other companies may be unwilling or unable to continue or renew these arrangements in the future for several reasons, including bankruptcy. Those risks are heightened when we contract with a competitor who may have incentives to act in ways unfavorable to us, including by terminating those contracts, imposing price increases or favoring their transmissions over ours. Additionally, several companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. For instance, certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our operations could be adversely affected in the future if any of these vendors are unable or unwilling for any reason to continue to deliver their products or services or terms acceptable to us, including due to business interruptions, security incidents, litigation, financial distress, bankruptcy or changes in their operations or business strategies.

Reliance on key licensors. We rely on key technologies licensed from third parties to deliver certain of our products and services. Our agreements with these licensors may expire or be terminated, and some of the licenses may not be available to us in the future on terms acceptable to us or at all, including if the third-party licensor violates, or is alleged to have violated, the intellectual property rights of others. Moreover, if we incorporate licensed technology into our network, we may have limited flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises, licenses and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties, or to conduct operations within their jurisdictions. A significant number of these authorizations are scheduled to lapse over the next five to 10 years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. Similarly, our buildout plans can be delayed if we cannot receive necessary landowner authorizations or governmental permits. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

Extreme weather conditions and climate changes could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our domestic facilities are located in areas that subject them to the risks associated with severe tropical storms, hurricanes, tornadoes, earthquakes, floods, wildfires or other similar casualty events. From time to time these events have disrupted our operations, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, damaged or destroyed property and equipment, and business interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we take to protect our infrastructure and operations from the impacts of such events may be ineffective or inadequate to sustain our operations following such events. Any of these occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

Climate changes may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors. Climate changes could also require us to continue to increase our spending on network resilience initiatives, and could result in additional regulation impacting our operations or profitability.

Our environmental programs and disclosures may expose us to reputational, legal and business risks.

Our reputation and brands could be impacted by our public environmental initiatives, including our environmental sustainability initiatives. These initiatives, goals, or targets could be difficult to achieve and costly to implement. To the extent that our required and voluntary disclosures about environmental initiatives increase, we could be criticized for their accuracy, adequacy, or completeness. We could fail to achieve, or be perceived to fail to achieve, our environmental-related targets, goals, or commitments. Our actual or perceived failure to achieve our environmental-related targets, goals, commitments or to meet evolving stakeholder expectations or standards could adversely impact us by resulting in legal or regulatory proceedings against us, customer or employee attrition, reputational damage, or other negative impacts on our business. Conversely, we may fail to attract or retain customers, vendors, employees or other stakeholders who are opposed to our environmental-related initiatives, or may face claims from stakeholders who believe such initiatives harmed them or us.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2024.

We face other business risks.

We face other business risks, including among others, (i) the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents, (ii) the possibility that supply constraints, labor shortages, construction delays or other factors could hamper our ability to attain our infrastructure buildout plans, (iii) the risk that the continuation of high vacancy rates in the fiber on-net buildings we serve could reduce demand for our services and (iv) risks and uncertainties inherent in acquiring or disposing of businesses, or engaging in other strategic transactions.

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

While Level 3 provides competitive services that are generally not subject to state regulation to the same degree as ILECs, we are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed or unclear and are occasionally in conflict with each other. Accordingly, we cannot ensure we will always be in compliance with all these requirements at any particular time.

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

For years, the laws governing our operations have been unsettled, which has impacted our ability to plan for the future. We expect regulatory uncertainty to increase following a 2024 U.S. Supreme Court decision reversing a prior ruling that required courts to defer to reasonable agency interpretations of ambiguous federal laws. New laws or court decisions could affect our services or expose us to burdensome requirements or liabilities. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third-party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are enacted or implemented.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim liability for third-party content in most of our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation. Moreover, as noted above, pending proposals to change the law could materially heighten our legal exposure and potentially require us to implement changes to manage this exposure.

Pending legal proceedings against us or our affiliates could have a material adverse impact on us.

There are several potentially material proceedings pending against us and our affiliates, including several derivative and class action suits. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 16—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our debt securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

Issues related to our use of artificial intelligence (AI) could give rise to legal or regulatory actions, damage our reputation or otherwise materially harm our business.

We currently incorporate AI technology in certain of our products and services and in our business operations. Due to the complexity of its design and algorithms, AI presents various risks and challenges, and its use could cause operational disruptions or have other unintended adverse consequences. While we aim to use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. Our use of AI may give rise to risks related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. The United States, the European Union and other governmental bodies have taken initial steps to regulate AI, which could ultimately increase AI’s legal risks or decrease its usefulness. For all these reasons, our use of AI could materially harm our business, operations or reputation.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, any of which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third-party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Our international operations expose us to various regulatory, currency, tax, legal and other risks.

Our international operations are subject to a wide range of U.S. and non-U.S. laws, regulations, treaties, tariffs and other directives governing our operations in international jurisdictions in which we provide services, either directly or indirectly through our contractual arrangements with other carriers. Many of these laws or other directives are complex, change frequently and conflict with the laws in other jurisdictions to which we are bound. There is a risk that these laws or other directives could materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of potential penalties, license revocations or contract terminations if we violate them. In addition, if the U.S. continues increasing its tariffs, we could incur additional expense that we are unable to recover from our customers.

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

As of December 31, 2024, we had approximately $8.8 billion of outstanding consolidated secured indebtedness and $964 million of outstanding consolidated unsecured indebtedness (excluding (i) finance leases and other obligations, (ii) unamortized premiums, net, (iii) unamortized debt issuance costs and (iv) intercompany debt.)

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

•making it more difficult or expensive for us to obtain any necessary future financing or refinancing, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants. Our ability to obtain additional financing could also depend on prevailing market conditions, which could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, weak economic conditions or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. The current and future debt instruments of us or our affiliates may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all. Even if successfully implemented, these transactions could be detrimental to our operations, financial performance or future prospects.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Most of the debt of our subsidiary Level 3 Financing is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing is not secured by any of its assets, but is guaranteed by certain of its affiliates, including us. Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Roughly three-quarters of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. Most of the over 200 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, our investors should be aware that (i) determining the priority of the rights of holders of the debt instruments of us and our affiliates is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

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

Lumen Technologies, Inc. senior secured credit facilities and secured notes contain several significant limitations restricting the ability of it and its subsidiaries to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers, consolidations or other similar transactions. These restrictive covenants could have a material adverse impact on our and our affiliates' ability to operate or reconfigure our respective businesses, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our respective plans and strategies.

The debt and financing arrangements of Level 3 Financing contain substantially similar limitations that restrict our operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to distribute cash to other of our affiliated entities or to enter into other transactions among our wholly-owned entities.

Lumen Technologies, Inc. senior secured credit facilities contain financial maintenance covenants.

The failure of us or our affiliates to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Any such acceleration of our debt could have materially adverse consequences, including reducing the possibility of obtaining financing and potentially forcing us to seek bankruptcy protection. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

In 2023, holders of a substantial portion of our funded indebtedness asserted that we had violated certain of our debt covenants. Other creditors could potentially seek to assert similar claims in the future, the risk of which is heightened by the complexity of our debt structure, debt covenants and operations.

Our recent debt transactions may not achieve their anticipated benefits.

During 2024, we engaged in a series of transactions designed principally to extend our debt maturities, and reduce our net indebtedness. In connection with announcing the closing of these transactions, we indicated that they would provide us with additional time to transform our operations and improve our financial performance.

In completing these transactions, we incurred substantial transaction expenses, agreed to pay higher levels of interest and committed to more restrictive debt covenants, which collectively could have important consequences, including the potentially adverse consequences of carrying significant debt or failing to comply with applicable debt covenants, each as specified elsewhere in this Item 1A. For all these reasons and more, we may not realize some or all of the benefits we anticipate receiving from completing our 2024 debt transactions.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to continue to require significant capital to perform our buildout obligations under certain of our PCF agreements and to otherwise maintain, upgrade and expand our network infrastructure and product offerings. These capital requirements are driven by several factors, including (i) changes in customers’ service requirements; (ii) our need to continue to maintain our infrastructure; (iii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iv) our regulatory and contractual commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our debt repayments, interest expense, operating costs, maintenance expenses, tax obligations, periodic pension contributions and other benefits payments. Although our recent PCF agreements have significantly increased our near term liquidity, we cannot assure you our future cash flows from operating activities will be sufficient to fund our capital investments, debt obligations or any other long-term cash requirements.

We rely on payments from our operating companies to meet our obligations.

Because both we and Level 3 Financing are holding companies, substantially all of our income and operating cash flow is dependent upon the earnings of our respective subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our respective subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax or cash management purposes, our non-guarantor subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. As discussed in greater detail elsewhere herein, restrictions imposed by credit instruments or other agreements applicable to Level 3 and certain of our other subsidiaries limit the amount of funds our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of our respective non-guarantor subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable state or federal tax laws, regulatory orders or regulations. For all these reasons, you should not assume our respective subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our respective cash requirements.

We periodically transfer our cash to our controlling equity owner, which exposes us to certain risks.

We are controlled by Lumen Technologies, our ultimate parent company.

As of December 31, 2024, Lumen Technologies owed us approximately $2.7 billion under our affiliate credit facilities discussed elsewhere in this report. Developments that adversely impact Lumen Technologies could adversely impact our ability to collect this debt.

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

As of December 31, 2024, we had substantial gross federal net operating loss carryforwards ("NOLs"), net of uncertain tax positions, some of which remain subject to limitations under Section 382 of the Internal Revenue Code and related regulations ("Section 382"). These limitations could restrict our ability to use these NOLs under our separate return method in the amounts we project. In an effort to safeguard these NOLs, Lumen has maintained an NOL rights agreement which is scheduled to lapse in late 2026. As of December 31, 2024, we also had substantial state NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

High inflation could continue to adversely impact us.

Although inflation has recently been declining, during the past several years our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated or increase, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause our customers to defer or decrease their orders, (ii) lower profit margins, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability of our financial statements and their compliance with U.S. generally accepted accounting principles (“GAAP”). We cannot assure you these measures will be effective.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates or our industry could adversely impact the liquidity or market prices of our outstanding debt securities;

•higher prevailing interest rates would increase interest expense under our floating-rate debt;

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

Divestiture Risks

We may be unable to realize the anticipated benefits of our 2022 and 2023 divestitures.

In connection with divesting our Latin American and EMEA businesses in 2022 and 2023, we completed internal restructurings and entered into multi-year agreements with the purchasers to provide certain transitional services and to provide or receive certain commercial services.

It has been challenging and time-consuming to provide transition services to the purchasers of our divested operations, and we expect this will continue to be the case. We may experience (i) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (ii) greater tax or other costs or realize fewer benefits than anticipated under our post-closing agreements with the purchasers, (iii) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (iv) weaker performance to the extent segregation and support of the divested businesses distracts personnel or diverts resources from the operation, digitization, and transformation of our retained business, (v) losses or increased inefficiencies from stranded or underutilized assets, (vi) the loss of any customers dissatisfied with our services post-closing, (vii) challenges in retaining and attracting personnel or (viii) operational or commercial difficulties segregating the divested assets from our retained assets.

The divestitures have reduced our cash flows. If our remaining business fails to perform as expected, the divestitures could exacerbate certain of the other financial risks specified in this Item 1A, including our ability to fund all of our current cash requirements.

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

While we always welcome constructive input from stakeholders, activist shareholders at the Lumen level may from time to time engage in proxy solicitations, submit shareholder proposals or otherwise attempt to effect changes or acquire control over Lumen and its affiliates, including us. Responding to these actions can be costly and time-consuming and may disrupt Lumen’s and our operations and divert the attention of our Board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, Lumen’s Board or management. The recent increase in the activism of debtholders could increase the risk of claims being made under the debt agreements of us or our affiliates.

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

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on systems owned, operated or controlled by unaffiliated third-party operators and (ii) our processing and storage of large amounts of sensitive customer data. Cyber-attacks on our systems may be initiated by a wide variety of intruders, including employees, cyber-criminals, nation state actors and other advanced persistent threat actors, and may include attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. This program seeks to identify, detect, protect and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.

Our cybersecurity and privacy policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our information technology, privacy, product, and operations departments to continuously evaluate emerging cyber risk. We monitor existing or proposed cybersecurity and privacy laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to the General Data Protections Regulations ("GDPR"), as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engage both internal and external auditors and consultants to assess and enhance our program. These independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Standards Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also mutually exchange threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

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

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This Playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of its Board of Directors. These escalation provisions, together with Lumen's Disclosure Controls and Procedures, are designed to ensure that appropriate representatives throughout the Company are available to assess how to respond to such incidents and make any necessary public notifications.

Our Cybersecurity Incident Response Team (“CIRT”) is responsible for detecting and coordinating responses to security incidents. This team regularly assesses its communication plan to confirm that its members can be alerted quickly in the event of an actual crisis and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it will notify our Cyber Security Watch Team, which is responsible for addressing cybersecurity incidents that raise more significant risks.

Our Cyber Security Watch Team (“CSWAT”) is comprised of senior IT, operations, risk, legal and compliance leaders across business segments. In addition to addressing our more significant cyber incidents, the CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews the our programs and processes related to information security, third-party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including oversight by Lumen's Board of Directors, executive commitment and employee training. Lumen's Risk and Security Committee, comprised of independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, the Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews cybersecurity risk assessments from information security, privacy, and internal audit management teams, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board of Directors to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has extensive experience working in the public and private sectors leading security organizations, risk management functions, and driving large information technology deployments. He has an Engineering degree, a Master of Business Administration, a Chief Information Security Officer Certification, and a Global Information Assurance Certification Security Leadership Certification. He oversees the implementation and compliance of our information security standards and mitigation of information security related risks.

Lumen's cybersecurity organization includes a response team and management-level committees who support our processes to assess and manage cybersecurity risk as follows:

•At the day-to-day operational level, we maintain an experienced information security team who are tasked with implementing our privacy and cybersecurity program and support the CSO in implementing our detection, reporting, security and mitigation functions. This team and the CSO work to develop and implement tools and processes designed to assist in identifying, containing and remediating cybersecurity incidents, and periodically retain consultants to assist with these activities. We generally seek to promote a company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives, including regularly conducting phishing tests and holding employee trainings on our privacy, cybersecurity and information management policies, at least annually and more frequently when legal or other developments warrant.

•The Technology, Security, and Privacy Council, co-chaired by the CSO, the Chief Information Officer (CIO), and the Chief Privacy Officer (CPO), leverages the combined expertise of various security, IT, legal, internal audit, and operational leaders across the company. This council provides a forum for these cross-functional members of management of our leadership team to consider emerging technologies, such as artificial intelligence and emerging cybersecurity risks; review cybersecurity and privacy regulations; review and update policies and standards as appropriate; and promote cross-functional collaboration to manage cybersecurity and privacy risks across the enterprise. Members of this council are responsible for reporting on cybersecurity and privacy risks to the Risk Oversight Committee (“ROC”).

•The ROC, whose core members include the CFO, Chief Technology Officer, Chief Product Officer, and Chief Legal Officer, oversees our company-wide risk mitigation strategies. With respect to cyber risks, the ROC's oversight function helps to ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by the Board of Directors and senior leadership team. Some of the more significant risks discussed by the ROC are also reported to Lumen's Security Committee at least quarterly.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of land, fiber, conduit and other outside plant, central office and other network electronics and support assets. Our gross property, plant and equipment consisted of the following components as of the dates below:

	As of December 31,
	2024	2023
Land	2%	2%
Fiber, conduit and other outside plant (1)	39%	40%
Central office and other network electronics (2)	32%	31%
Support assets (3)	19%	20%
Construction in progress (4)	8%	7%
Gross property, plant and equipment	100%	100%
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not Applicable.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, in each case unless the context otherwise provides.

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report.

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Overview

We are a networking company with the goal of connecting people, data and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing broad array of integrated products and services to our domestic and global business customers.

For the reasons noted in Note 1—Background and Summary of Significant Accounting Policies we have determined that we have one reportable segment.

Divestitures of the Latin American and EMEA Businesses

On August 1, 2022, certain of our affiliates sold our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for pre-tax cash proceeds of approximately $2.7 billion.

On November 1, 2023, affiliates of Level 3 Parent, LLC completed the sale of its operations in EMEA business to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, for pre-tax cash proceeds of $1.7 billion after certain closing adjustments and transaction costs. This consideration is further subject to certain indemnities set forth in the Purchase Agreement, as amended and supplemented to date.

For more information, see (i) Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Macroeconomic Changes

Over the past few years macroeconomic changes have impacted us and our customers in several ways.

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

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance and Lumen's market capitalization. These developments contributed to us fully impairing our goodwill and recognizing a total of approximately $6.6 billion in goodwill impairment charges in 2022 and 2023.

Trends Impacting Our Operations

In addition to the above-described impact of macroeconomic pressures, our consolidated operations have been, and will continue to be, impacted by the following trends:

•Customers' demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•The increased use of multi-cloud storage, digital applications, video streaming, gaming, robotics, quantum computing and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product and service offerings and taking other steps to enable customers to have access to greater bandwidth and capacity.

•Businesses continue to adopt distributed, global operating models. We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain offerings, or resulting in volume or rate reductions for other offerings and (ii) also creating certain opportunities for us arising out of increased demand for advanced networking services and high-speed, low latency secure data transmissions.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Uncertainties regarding our financial performance and overall leverage have caused, and may continue to cause, certain customers and other third parties to avoid transacting business with us.

•Our expenses will be impacted by higher vendor costs, reduced economies of scale and other dis-synergies due to our 2022 and 2023 divestitures and any future divestitures.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structure to remain competitive.

•We have historically generated revenue by entering into transactions that utilize conduit, fiber or other assets on our network to create custom networks for our customers, including through our Private Connectivity FabricSM solutions. We plan to continue to actively pursue additional revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

These and other developments and trends impacting our operations are discussed elsewhere in Item 1A and this Item 7.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be useful for understanding the relevant trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements and the Notes thereto in Item 8 of this report.

Results in this section include the results of our EMEA business prior to being sold on November 1, 2023.

The following table summarizes the results of our consolidated operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Operating revenue	$6,496	7,037
Operating expenses	6,435	8,662
Operating income (loss)	61	(1,625)
Other expense, net	(372)	(381)
Loss before income taxes	(311)	(2,006)
Income tax benefit	(35)	(2)
Net loss	$(276)	(2,004)

Operating Revenue

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services;
•Other, which includes primarily managed and professional service solutions and content delivery network ("CDN") revenue, prior to the sale of select CDN contracts in late 2023; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

For more information, see "Products and Services" in Item I of Part I of this report.

The following table summarizes our consolidated operating revenue recorded under each of our revenue categories described above:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Grow	$3,837	3,898	(2)%
Nurture	1,523	1,699	(10)%
Harvest	756	972	(22)%
Other	118	244	(52)%
Affiliate Services	262	224	17%
Total operating revenue	$6,496	7,037	(8)%

Our total operating revenue decreased by $541 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Approximately $547 million of this decrease was due to the sale of our EMEA business and select CDN contracts in the fourth quarter of 2023. Within each revenue category this decrease was primarily due to the following:

•Grow decreased by $61 million primarily driven by a decrease of approximately $272 million associated with the sale of the EMEA business. This was partially offset by growth in dark fiber and conduit revenue of $111 million and an increase in IP revenue of $103 million.

•Nurture decreased by $176 million primarily due to a $88 million decrease from the sale of the EMEA business. The remainder of the decline was primarily due to a decrease in Ethernet services of $56 million and declines in traditional VPN services of $42 million.

•Harvest decreased by $216 million, of which approximately $70 million was due to the sale of the EMEA business. The remainder of the decline was primarily due to a decrease in legacy voice and private line services of $111 million and a decline in managed hosting revenue of $19 million.

•Other decreased by $126 million, of which approximately $93 million and $24 million was attributable to the sale of select CDN contracts and the sale of the EMEA business, respectively, in the fourth quarter of 2023. These decreases were partially offset by an increase in equipment sales revenue of $26 million.

•Affiliate Services increased by $38 million primarily due to a $29 million increase in Ethernet services and $11 million increase in dark fiber services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,720	3,028	(10)%
Selling, general and administrative	1,227	1,360	(10)%
Net loss on sale of businesses	17	123	(86)%
Operating expenses - affiliates	1,066	781	36%
Depreciation and amortization	1,405	1,400	—%
Goodwill impairment	—	1,970	nm
Total operating expenses	$6,435	8,662	(26)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $308 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This decrease was primarily due to a decrease of $440 million associated with the sale of the EMEA business in the fourth quarter of 2023, as well as reductions of $69 million in employee-related expense from lower headcount in the business we retained following that sale and the 2022 sales of our Latin American business. These decreases were partially offset by approximately $208 million of higher facilities costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $133 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease was due to (i) a decrease in employee related costs of approximately $100 million primarily due to lower headcount, (ii) a decrease of approximately $80 million associated with the sale of the EMEA business in the fourth quarter of 2023, (iii) a decrease of $95 million related to the sale of select CDN contracts in the fourth quarter 2023, which is made up of a $73 million loss recognized relating to the sale in the fourth quarter of 2023 and a $22 million deferred gain recognized in the first quarter of 2024 and (iv) lower marketing advertising expense of $20 million. These decreases were partially offset by (i) an increase of $100 million in legal and other professional fees, mainly driven by our first and third quarter 2024 debt transactions and (ii) an increase of $80 million attributable to an impairment loss related to the initiation of marketing our Broomfield, Colorado office buildings to locate a buyer and the classification of those buildings as held for sale.

Net Loss on Sale of Businesses

For a discussion of the net loss on the sale of businesses that we recognized for the years ended December 31, 2024 and 2023, see Note 2—Divestitures of the Latin American and EMEA Businesses.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $285 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to $185 million of higher ethernet and other legacy direct telecommunication services purchased from affiliates and $58 million of increased network services purchased from affiliates. Additionally, we had an increase of $42 million in allocated employee and corporate expense provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$676	686	(1)%
Amortization	729	714	2%
Total depreciation and amortization	$1,405	1,400	—%

Depreciation expense decreased by $10 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to $27 million due to changes in depreciation lives of fiber assets and $16 million associated with net growth in depreciable assets. These decreases were partially offset by an $18 million increase from the accelerated depreciation of CDN assets.

Amortization expense increased by $15 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to $25 million increase in accelerated amortization in decommissioned assets, mostly related to our 2023 sale of CDN contracts. These increases were partially offset by a $12 million decrease associated with CDN customer relationships.

Goodwill Impairment

Prior to becoming fully impaired in the second quarter of 2023, we were required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The sustained decline in Lumen's share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment.

When we performed impairment tests during the second quarter of 2023, we concluded the estimated fair value of our reporting unit was less than our carrying value of equity as of our testing dates. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.0 billion in the second quarter of 2023.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(819)	(458)	79%
Interest income - affiliate	245	62	nm
Net gain on early retirement of debt (Note 7)	119	—	nm
Other income, net	83	15	nm
Total other expense, net	$(372)	(381)	(2)%
Income tax benefit	$(35)	(2)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $361 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily due to (i) an increase in the average interest rate from 4.78% to 6.81% and (ii) an increase in average outstanding long-term debt of approximately $780 million.

Interest Income - Affiliate

Interest income - affiliate increased by $183 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in the average interest rate received by us from our affiliates from 4.25% to 9.57%. Additionally average outstanding long-term debt owed to us by our affiliates increased by approximately $1 billion. See Note 15—Affiliate Transactions for more information on these facilities.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Foreign currency loss	$(19)	(8)
Interest income	54	22
Other	48	1
Total other income, net	$83	$15

Interest Income

Interest income increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to a higher average cash and cash equivalents balance during the period and higher interest rates earned thereon.

Income Tax Expense

For the years ended December 31, 2024 and 2023, our effective income tax rate was 11.3% and 0.1%, respectively. The effective tax rate for the year ended December 31, 2023 includes a $389 million unfavorable impact of a non-deductible goodwill impairment charge. See Note 13—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) loss contingencies; (iii) affiliate transactions; and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of seven to 14 years, using the straight-line method. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to seven years. We amortized our other intangible assets over an estimated life of five years prior to becoming fully amortized in the fourth quarter of 2022. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews. At December 31, 2024, our definite-lived intangible assets totaled $3.6 billion, or 22% of our total assets and we had no goodwill or indefinite-lived intangible assets.

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

Prior to our goodwill becoming fully impaired in the second quarter of 2023, our annual impairment assessment date for goodwill was October 31, at which date we compared our estimated fair value of equity of our reporting unit to the carrying value of equity. If the estimated fair value was greater than the carrying value, we concluded no impairment exists. If the estimated fair value was less than the carrying value, we recorded a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimated the fair value by considering either or both of (i) a discounted cash flow method, which was based on the present value of projected cash flows over a discrete projection period and a terminal value, which was based on the expected normalized cash flows following the discrete projection period, and (ii) a market approach, which included the use of multiples of publicly-traded companies whose services were comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts required estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows considered recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. Due to inherent uncertainties, actual cash flows could vary significantly from our projected cash flows. Our determination of the discount rate was based on a weighted average cost of capital approach, which used a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value was estimated based upon a market multiple applied to revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), adjusted for an appropriate control premium based on recent market transactions. The fair value of our reporting unit was estimated under the market approach, using revenue and EBITDA market multiples weighted depending on the characteristics of the reporting unit. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us were reasonable.

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

For matters related to income taxes, if we determine in our judgment that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. We do not recognize any portion of an uncertain tax position if we determine in our judgment that the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous, particularly in certain of the non-U.S. jurisdictions in which we operate. As such, our tax positions may not be sustained, which could materially impact our consolidated financial statements.

Affiliate Transactions

We provide to and receive from Lumen Technologies and its subsidiaries ("our affiliates") various communications and other services. We recognize intercompany charges for the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, and the services our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. Regarding telecommunications services that we received from our affiliates, we expect a significant reduction to affiliate expense for the fiscal year ended December 31, 2025. This is primarily due to the repricing of certain services provided to us to align with lower market rates including certain transport services, along with the termination of certain affiliate circuits that we no longer need to provide services to our external customers. See Note 15—Affiliate Transactions for additional information.

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Lumen Technologies treats our consolidated results as if we were a separate taxpayer. We are required to pay our tax liabilities to Lumen Technologies based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies.

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities, and (iii) tax NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect of a change in tax rate on deferred income tax assets and liabilities is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowances are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. As of December 31, 2024, we established a valuation allowance of $126 million primarily related to state NOLs, based on the determination that it was more likely than not that this amount of these NOLs would expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or eliminated or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 13—Income Taxes for additional information.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

As of December 31, 2024, we had $2.7 billion of outstanding notes receivable-affiliate under credit facilities that we extended to Lumen Technologies on the terms and conditions described in Note 15—Affiliate Transactions. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

As of December 31, 2024, we held cash and cash equivalents of $600 million, of which $21 million were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

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

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2024. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for the tax period ending December 31, 2024.

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

Impact of PCF Transactions

During the second half of 2024 Lumen announced that Lumen and its subsidiaries, including us, sold several billion dollars in new PCF solutions.

Lumen and its subsidiaries expect to receive the majority of cash from these agreements, which include advance payments to fund network expansion projects, over the next three to four years. Lumen and its subsidiaries will incur certain material expenditures in connection with these agreements, and expect the majority of such expenditures to be made over the same period of time. The payments Lumen and its subsidiaries actually make and receive may vary materially from what is expected and will depend, among other things, on the timing of delivery and installation of the products and services by Lumen and its subsidiaries.

During the second half of 2024, we began receiving advance payments under these agreements, which increased our net cash provided by operating activities reflected in our consolidated statements of cash flows and our deferred revenue reflected in our consolidated balance sheets. We anticipate that our continued receipt of cash payments under these agreements will (i) cause our consolidated cash flows to vary from quarter to quarter over the next several years and (ii) enable us to accelerate our network simplification initiatives. In addition, we expect our consolidated capital expenditures to increase as we use these cash receipts to fund network expansion projects contemplated under such agreements.

We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions but cannot provide any assurances. See "Risk Factors" under Item 1A of Part II of this report.

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

Debt Instruments and Financing Arrangements

Debt Instruments

On March 22, 2024 (the "Effective Date") Lumen Technologies, Level 3 Financing, Qwest and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") dated January 22, 2024 (the "TSA Transactions"), which included Level 3 Financing privately placing $1.575 billion aggregate principal amount of newly-issued first lien notes. As of December 31, 2024, our long-term debt (including current maturities and finance leases but excluding unamortized (discounts) premiums, net and unamortized debt issuance costs) outstanding totaled $10.0 billion, approximately $8.8 billion of which is secured. For more information on the terms and impact of these March 2024 transactions our consolidated debt, see Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of this report.

Pursuant to exchange offers commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024, Level 3 Financing issued $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Level 3 Financing's consolidated indebtedness by approximately $7 million.

Future Debt Transactions

Subject to market conditions, we plan to continue to issue debt securities from time to time to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2024, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2024 include both current and long term obligations. For our long-term debt as noted in Note 7—Long-Term Debt, we have a current obligation of $36 million and a long-term obligation of $10.0 billion of long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs). Under our operating leases as noted in Note 5—Leases, we have a current obligation of $326 million and a long-term obligation of $1.0 billion. As noted in Note 16—Commitments, Contingencies and Other Items, we have a current obligation related to right-of-way agreements and purchase commitments of $187 million and a long-term obligation of $582 million. Additionally, we have a current asset retirement obligation of $16 million and a long-term obligation of $81 million.

Distributions and Contributions

From time to time we make distributions to and receive contributions from our controlling parent company, which decrease or increase our capital resources for debt repayments and other purposes. For additional information, see our consolidated statements of member’s equity and consolidated statements of cash flows.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$3,131	1,621	1,510
Net cash (used in) provided by investing activities	(2,204)	872	3,076
Net cash used in financing activities	(2,345)	(637)	1,708

Operating Activities

Net cash provided by operating activities increased by $1.5 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to advance cash payments received in the third quarter of 2024 pursuant to our recent PCF transactions. This increase was additionally impacted by a lower net loss. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable, and bonuses.

Investing Activities

Net cash (used in) provided by investing activities changed by $3.1 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an issuance of notes receivable - affiliate to our ultimate parent company under the credit facilities described elsewhere herein as well as a decrease in proceeds from the sale of businesses in 2023.

Financing Activities

Net cash used in financing activities increased by $1.7 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023, due to an increase in distributions paid to our parent, partially offset by proceeds from issuance of new debt.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and increase broadband regulation. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although it remains premature to speculate on the potential impact of this legislation on us.

Market Risk

As of December 31, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of December 31, 2024, we had approximately $9.8 billion (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and finance leases) of long-term debt outstanding, approximately $7.4 billion of which bears interest at fixed rates and is therefore not exposed to interest rate risk and approximately $2.4 billion of which is unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our debt would, among other things, decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member
Level 3 Parent, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, cash flows, and member’s equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to those charged with governance and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $6.5 billion of operating revenues for the year ended December 31, 2024. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Denver, Colorado
February 20, 2025

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$6,234	6,813	7,266
Operating revenue - affiliates	262	224	227
Total operating revenue	6,496	7,037	7,493
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,720	3,028	3,229
Selling, general and administrative	1,227	1,360	1,188
Net loss on sale of businesses	17	123	493
Operating expenses - affiliates	1,066	781	659
Depreciation and amortization	1,405	1,400	1,534
Goodwill impairment	—	1,970	4,638
Total operating expenses	6,435	8,662	11,741
OPERATING INCOME (LOSS)	61	(1,625)	(4,248)
OTHER (EXPENSE) INCOME
Interest expense	(819)	(458)	(374)
Interest income - affiliate	245	62	62
Net gain on early retirement of debt (Note 7)	119	—	8
Other income, net	83	15	15
Total other expense, net	(372)	(381)	(289)
LOSS BEFORE INCOME TAXES	(311)	(2,006)	(4,537)
Income tax (benefit) expense	(35)	(2)	256
NET LOSS	$(276)	(2,004)	(4,793)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
NET LOSS	$(276)	(2,004)	(4,793)
OTHER COMPREHENSIVE INCOME
Reclassification of realized loss on foreign currency translation to net loss on sale of businesses, net of $—, $—, and $— tax	—	350	112
Defined benefit pension plan adjustment, net of $—, $— and $— tax	—	—	18
Reclassification of net actuarial loss to net loss on the sale of businesses, net of $—, $— and $— tax	—	(22)	—
Foreign currency translation adjustment, net of $—, $(3) and $58 tax	2	(12)	(123)
Other comprehensive income, net of tax	2	316	7
COMPREHENSIVE LOSS	$(274)	(1,688)	(4,786)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$600	2,017
Accounts receivable, less allowance of $12 and $13	532	545
Note receivable - affiliate	2,668	1,466
Other	246	244
Total current assets	4,046	4,272
Property, plant and equipment, net of accumulated depreciation $4,139 and $3,665	7,554	7,398
OTHER ASSETS
Intangible assets, net	3,569	4,237
Other, net	1,257	1,346
Total other assets	4,826	5,583
TOTAL ASSETS	$16,426	17,253
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$36	31
Accounts payable	294	392
Accounts payable - affiliates	241	37
Accrued expenses and other liabilities
Salaries and benefits	179	195
Income and other taxes	116	105
Current operating lease liabilities	266	288
Interest	124	82
Other	64	78
Current portion of deferred revenue	529	300
Total current liabilities	1,849	1,508
LONG-TERM DEBT	9,629	8,952
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	3,392	1,623
Operating lease liabilities	719	845
Other	641	709
Total deferred revenue and other liabilities	4,752	3,177
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S EQUITY
Member's equity	222	3,644
Accumulated other comprehensive loss	(26)	(28)
Total member's equity	196	3,616
TOTAL LIABILITIES AND MEMBER'S EQUITY	$16,426	17,253
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
NET LOSS	$(276)	(2,004)	(4,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,405	1,400	1,534
Net loss on sale of businesses	17	123	493
Goodwill impairment	—	1,970	4,638
Impairment of long-lived assets	83	9	3
Deferred income taxes	(52)	(10)	209
Net gain on early retirement of debt	(119)	—	(8)
Changes in current assets and liabilities:
Accounts receivable	6	(23)	10
Accounts payable	(66)	6	(19)
Other assets and liabilities, net	224	(39)	(131)
Other assets and liabilities, affiliate	219	(26)	73
Changes in deferred revenue	1,769	221	101
Changes in other noncurrent assets and liabilities, net	(33)	94	42
Other, net	(46)	(100)	99
Net cash provided by operating activities	3,131	1,621	2,251
INVESTING ACTIVITIES
Capital expenditures	(1,076)	(998)	(1,198)
Proceeds from sale of business	15	1,746	2,732
Proceeds from sale of property, plant and equipment and other assets	59	136	2
Increase in notes receivable - affiliate	(1,202)	—	—
Other, net	—	(12)	—
Net cash (used in) provided by investing activities	(2,204)	872	1,536
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—	—
Distributions	(3,156)	(586)	(1,425)
Contributions	210	—	—
Payments of long-term debt	(514)	(38)	(2,387)
Debt issuance and extinguishment costs and related fees	(210)	(14)	—
Other	—	1	(2)
Net cash used in financing activities	(2,345)	(637)	(3,814)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,418)	1,856	(27)
Cash, cash equivalents and restricted cash at beginning of period	2,020	164	191
Cash, cash equivalents and restricted cash at end of period	$602	2,020	164
Supplemental cash flow information:
Income taxes paid, net	$—	(8)	(10)
Interest paid (net of capitalized interest of $36, $22 and $16)	(723)	(433)	(387)
Supplemental non-cash information regarding financing activities:
Issuance of senior secured notes as part of exchange offers (Note 7)	$—	924	—
Distribution to Lumen Technologies in exchange for reduction of advances to affiliates	200	—	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$600	2,017	118
Cash and cash equivalents, and restricted cash included in assets held for sale	—	—	44
Restricted cash included in Other current assets	1	1	—
Restricted cash included in Other, net noncurrent assets	1	2	2
Total	$602	2,020	164
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$3,644	7,119	13,337
Net loss	(276)	(2,004)	(4,793)
Distributions	(3,156)	(1,510)	(1,425)
Contributions	210	—	—
Other	(200)	39	—
Balance at end of period	222	3,644	7,119
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(28)	(344)	(351)
Other comprehensive income	2	316	7
Balance at end of period	(26)	(28)	(344)
TOTAL MEMBER'S EQUITY	$196	3,616	6,775
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

Note 1—Background and Summary of Significant Accounting Policies

General

We are a networking company with the goal of connecting people, data and applications quickly, securely and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories for 2023 and 2022. See Note 4—Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses or net loss for any period.

Segments

Our operations are integrated into and reported as part of Lumen Technologies' operations. Lumen's CEO is our chief operating decision maker ("CODM") and reviews our financial information on an aggregate basis only in connection with our quarterly and annual reports that we file with the SEC. Our CODM assesses performance and allocates resources in conjunction with and based on the operations of Lumen Technologies. Consequently, we do not provide our discrete financial information to the CODM on a regular basis. As such, we have one reportable segment.

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

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third-party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

For matters related to income taxes, if we determine the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. We do not recognize any portion of an uncertain tax position if the position has less than a 50% likelihood of being sustained. We recognize interest on the amount of unrecognized benefit from uncertain tax positions.

For all of these and other matters, actual results could differ materially from our estimates.

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of communications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily from fiber capacity and colocation agreements) which are not accounted for under ASC 606.

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

We provide an array of communications services to business customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include design, planning and engineering fees, as well as certain activation and installation charges. If these advance payments are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, as a termination of the existing contract and creation of a new contract, or as a change to the existing contract.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 36 months. These deferred costs are periodically monitored to reflect any significant change in assumptions.

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

From time to time, to the extent permitted by our debt covenants, we make distributions to and receive contributions from our parent, which decrease or increase our capital resources for debt repayments or other purposes. Distributions and contributions are reflected on our consolidated statements of member's equity and our consolidated statements of cash flows reflects distributions and contributions made as financing activities. Non-cash distributions are reflected in the supplemental non-cash information regarding financing activities in our consolidated statements of cash flows.

Our ultimate parent company, Lumen Technologies, is currently indebted to us under a revolving credit facility.

For additional information, see Note 15—Affiliate Transactions.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on finance, regulatory, litigation and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

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

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain or adjust each valuation allowance on our deferred tax assets. See Note 13—Income Taxes for additional information.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheets. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2024 or 2023, respectively.
Restricted Cash

Restricted cash consist primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

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

We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses and any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for credit losses approximates fair value.

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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. See Note 2—Divestitures of the Latin American and EMEA Businesses and Note 9—Property, Plant And Equipment for additional information.

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

We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, we expense the net cost to remove assets in the period in which the costs are actually incurred.

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest identifiable level for which we generate cash flows independently of other groups of assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of seven to 14 years, using the straight-line method, depending on the type of customer. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to seven years. We amortized our other intangible assets over an estimated life of five years prior to becoming fully amortized in the fourth quarter of 2023. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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
For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America prior to the August 1, 2022 sale of our Latin American business. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. Prior to the November 1, 2023 sale of our EMEA business and the August 1, 2022 sale of our Latin American business, a significant portion of our non-United States subsidiaries used the British pound, the Euro or the Brazilian Real, as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the periods covered by this report when we operated the divested businesses. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in member's equity in our consolidated balance sheet and in our consolidated statements of comprehensive (loss) income in accordance with accounting guidance for foreign currency translation. Prior to the completion of our divestitures as discussed in Note 2—Divestitures of the Latin American and EMEA Businesses, we considered the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within Other income, net on our consolidated statements of operations.

Change in Accounting Estimate

During the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $27 million, $20 million net of tax, for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

Segments

On January 1, 2024 we adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies quantitative thresholds to determine reportable segments. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, "Segment Reporting." We did not early adopt this standard. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Investments

On January 1, 2024, we adopted ASU 2023-02, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The adoption of this ASU did not have any impact on our consolidated financial statements.

On January 1, 2024, we adopted ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The adoption of this ASU did not have any impact on our consolidated financial statements.

Leases

On January 1, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU requires all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. The adoption of this ASU did not have any impact on our consolidated financial statements.

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments.” This ASU (i) amends the lease classification requirements for lessors, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Reference Rate Reform

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848." This ASU, which was effective upon issuance, extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, by deferring the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Based on our review of our key material contracts through December 31, 2024, this ASU does not have a material impact on our consolidated financial statements.

Supplier Finance Programs

On January 1, 2023, we adopted ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires that a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures.” The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Adoption of Other ASUs

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” This ASU became effective for us once the addition to the FASB Codification was made available in July 2023. This ASU amends or supersedes various SEC paragraphs within the applicable codification to conform to past SEC staff announcements. This ASU does not provide any new guidance. The adoption of this ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026, and early adoption is permitted. As of December 31, 2024, we do not hold convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as, additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” This ASU will become effective for us in the annual period of fiscal 2025 and early adoption is permitted. We have chosen not to early adopt this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes footnote.

In December 2023, the FASB issued ASU 2023-08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets.” This ASU is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2024, we do not hold crypto assets and do not expect this ASU to have any impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain SEC disclosure requirements into the FASB Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of FASB Codification topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB Codification with the SEC’s regulations. This ASU will become effective for each amendment on the effective date of the SEC's corresponding disclosure rule changes. As of December 31, 2024, we do not expect this ASU will have any impact on our consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. This ASU will become effective for us in the first quarter of fiscal 2025 and early adoption is permitted. As of December 31, 2024, we do not expect this ASU will have any impact on our consolidated financial statements.

Note 2—Divestitures of the Latin American and EMEA Businesses

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

In connection with the sale, Lumen entered into a transition services agreement under which it provides to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services. Lumen also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen estimated the fair value of these indemnifications to be $86 million and reduced our gain on the sale accordingly. See Note 12—Fair Value of Financial Instruments for detail related to the carrying value and fair value of these indemnifications as of December 31, 2024 and 2023.

The Latin American business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on August 1, 2022. As a result of closing the transaction, we derecognized $2.4 billion of net assets, primarily made up of (i) property, plant and equipment, net of accumulated depreciation, of $1.7 billion, (ii) goodwill of $719 million, (iii) other intangible assets, net of accumulated amortization, of $140 million, and (iv) deferred income tax liabilities, net, of $154 million.

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

The classification of the EMEA business as held for sale was considered an event or change in circumstance which required an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million in the fourth quarter of 2022. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet as of December 31, 2022. For the year ended December 31, 2023, we recorded a $104 million net loss on disposal associated with the sale of our EMEA business. This loss is reflected as operating expense within the consolidated statements of operations.

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

We do not believe these divestiture transactions represent a strategic shift for us. Therefore, the divested businesses discussed above did not meet the criteria to be classified as discontinued operations. As a result, we continued to report our operating results for the Latin American and EMEA businesses in our consolidated operating results through their respective disposal dates of August 1, 2022 and November 1, 2023, respectively.

Note 3—Goodwill, Customer Relationships and Other Intangible Assets

Customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2024	2023
	(Dollars in millions)
Customer relationships(1), less accumulated amortization of $4,504 and $3,896	$3,196	3,810
Capitalized software, less accumulated amortization of $451 and $419	373	427
Total other intangible assets, net	$3,569	4,237
______________________________________________________________________
(1)For the year ended December 31, 2023, customer relationships decreased $121 million in conjunction with the sale of select CDN contracts in the fourth quarter of 2023 that resulted in a net loss of $73 million included in selling, general and administrative expenses in our consolidated statement of operations.

As of December 31, 2024 and 2023, the gross carrying amount of customer relationships and capitalized software was $8.5 billion and $8.6 billion, respectively.

Our goodwill was derived from Lumen's 2017 acquisition of us where the purchase price exceeded the fair value of the net assets acquired. Prior to becoming fully impaired in the second quarter of 2023, we were required to assess our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We were required to write down the value of goodwill only when our assessment determines the carrying value of equity of our reporting unit exceeds its fair value. Our annual impairment assessment date for goodwill was October 31, at which date we assessed goodwill at our reporting unit. In reviewing the criteria for reporting units, we determined that our operations consisted of one reporting unit.

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

The market approach that we used in the quarter ended June 30, 2023 test incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

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

The classification of the EMEA business as being held for sale as described in Note 2—Divestitures of the Latin American and EMEA Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of October 31, 2022. We performed a pre-announcement goodwill impairment test described above to determine whether there was an impairment prior to the classification of these assets as held for sale and to determine the November 2, 2022 fair values to be utilized for goodwill allocation regarding the disposal group to be classified as assets held for sale. We also performed a post-announcement goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value that will remain following the divestiture exceeds the carrying value of the equity after classification of assets held for sale. We concluded no impairment existed following the divestiture.

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

The following table shows the rollforward of goodwill from December 31, 2022 through December 31, 2023:

(Dollars in millions)
As of December 31, 2022(1)	$1,970
Impairment	(1,970)
As of December 31, 2023	—
As of December 31, 2024	$—
_______________________________________________________________________________
(1)Goodwill at December 31, 2022 is net of accumulated impairment loss of $8.2 billion.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $729 million, $714 million and $744 million, respectively. As of December 31, 2024, the weighted average remaining useful lives of our finite-lived intangible assets was approximately six years in total; six years for customer relationships, and four years for capitalized software.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2025	$654
2026	642
2027	600
2028	558
2029	368
2030 and thereafter	747
Total finite-lived intangible assets future amortization expense	$3,569

Note 4—Revenue Recognition

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services;
•Other, which includes primarily managed and professional service solutions and content delivery network ("CDN") revenue, prior to the sale of select CDN contracts in late 2023; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Latin American and EMEA businesses prior to their sales on August 1, 2022 and November 1, 2023, respectively:

	Year Ended December 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,837	(603)	3,234
Nurture	1,523	(14)	1,509
Harvest	756	—	756
Other	118	—	118
Affiliate Services	262	(262)	—
Total Revenue	$6,496	(879)	5,617

Timing of revenue:
Goods transferred at a point in time			$20
Services performed over time			5,597
Total revenue from contracts with customers			$5,617

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,898	(595)	3,303
Nurture	1,699	(15)	1,684
Harvest	972	—	972
Other	244	—	244
Affiliate Services	224	(224)	—
Total Revenue	$7,037	(834)	6,203

Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			6,203
Total revenue from contracts with customers			$6,203

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,964	(665)	3,299
Nurture	1,902	(15)	1,887
Harvest	1,139	—	1,139
Other	261	—	261
Affiliate Services	227	(227)	—
Total Revenue	$7,493	(907)	6,586

Timing of revenue:
Goods transferred at a point in time			$4
Services performed over time			6,582
Total revenue from contracts with customers			$6,586
_______________________________________________________________
(1)     Includes lease revenue which is not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue. Substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale:

	As of December 31,
	2024	2023
	(Dollars in millions)
Customer receivables, less allowance of $12 and $13	$529	544
Contract assets	12	8
Contract liabilities	267	222

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the years ended December 31, 2024 and 2023, we recognized $120 million and $139 million, respectively, of revenue that was included in contract liabilities of $222 million and $281 million as of January 1, 2024 and 2023, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2024, we expect to recognize approximately $4.2 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2024, the transaction price related to unsatisfied performance obligation that are expected to be recognized in 2025, 2026 and thereafter was $2.0 billion, $1.2 billion and $1.0 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2024
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$70	97
Costs incurred	55	103
Amortization	(48)	(73)
End of period balance	$77	127

	Year Ended December 31, 2023
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$76	106
Costs incurred	55	87
Amortization	(57)	(69)
Classified as held for sale	(4)	(27)
End of period balance	$70	97
_____________________________________________________________________
(1)Beginning of period balance for the year ended December 31, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third-party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

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

Note 5—Leases

We primarily lease various office facilities, colocation facilities, equipment and transmission capacity to or from third parties. Leases with an initial term of twelve months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease at the commencement date. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. As part of the present value calculation for the lease liabilities, we use an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on our unsecured rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. We apply the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Operating lease assets are included in Other, net under Other assets on our consolidated balance sheets.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we determine that we are reasonably certain of renewing the lease. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not generally contain any material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Operating and short-term lease cost	$375	384	348
Finance lease cost:
Amortization of right-of-use assets	18	23	25
Interest on lease liability	10	10	11
Total finance lease cost	28	33	36
Total lease cost	$403	417	384

We lease various equipment, office facilities, retail outlets, switching facilities and other network sites or components from third parties. These leases, with few exceptions, provide for renewal options and rent escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that we believe are reasonably assured.

On a regular basis, we rationalize our lease footprint. When we determine that we no longer need leased space, we may incur accelerated lease costs. Our accelerated lease costs in December 31, 2024, 2023 and 2022 were not material.

For the years ended December 31, 2024, 2023 and 2022, our gross rental expense, including the accelerated lease costs discussed above, was $403 million, $417 million and $384 million, respectively. We also received sublease rental income for the years ended December 31, 2024, 2023 and 2022 of $13 million, $14 million and $14 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2024	2023
Assets
Operating lease assets	Other, net(1)	$918	1,056
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	175	191
Total leased assets		$1,093	1,247

Liabilities
Current
Operating	Current operating lease liabilities(2)	$266	288
Finance	Current maturities of long-term debt	16	14
Noncurrent
Operating	Operating lease liabilities(3)	719	845
Finance	Long-term debt	174	190
Total lease liabilities		$1,175	1,337

Weighted-average remaining lease term (years)
Operating leases		6.6	7.1
Finance leases		10.1	10.0
Weighted-average discount rate
Operating leases		7.56%	6.63%
Finance leases		4.69%	4.97%
_______________________________________________________________________________
(1) Includes affiliate operating lease assets of $234 million and $311 million as of December 31, 2024 and 2023, respectively.
(2) Includes current portion of affiliate operating lease liabilities of $113 million and $129 million as of December 31, 2024 and 2023, respectively.
(3) Includes noncurrent portion of affiliate operating lease liabilities of $128 million and $201 million as of December 31, 2024 and 2023, respectively.

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$365	384
Operating cash flows for finance leases	10	10
Financing cash flows for finance leases	16	23
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$124	104
Right-of-use assets obtained in exchange for new finance lease liabilities	2	8

As of December 31, 2024, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2025	$326	25
2026	233	25
2027	156	26
2028	114	26
2029	81	24
Thereafter	378	111
Total lease payments	1,288	237
Less: interest	(303)	(47)
Total	985	190
Less: current portion	(266)	(16)
Long-term portion	$719	174

As of December 31, 2024, we had no material operating or finance leases that had not yet commenced.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities and colocation facilities to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2024, 2023 and 2022 our gross rental income was $694 million, $676 million and $746 million, respectively, which represents 11% of our operating revenue for year ended December 31, 2024 and 10% of our operating revenue for each of the years ended December 31, 2023 and 2022.

Note 6—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at beginning of period	$13	19	39
Provision for expected losses	8	8	4
Write-offs charged against the allowance	(12)	(19)	(22)
Recoveries collected	3	4	3
Change in allowance in assets held for sale(1)	—	1	(5)
Balance at end of period	$12	13	19
______________________________________________________________________
(1)     Represents changes in amounts classified as held for sale related to the divestitures of our Latin American and EMEA businesses prior to the divestitures on August 1, 2022 and November 1, 2023, respectively. See Note 2—Divestitures of the Latin American and EMEA Businesses.

Note 7—Long-Term Debt

The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

			As of December 31,
	Interest Rates (1)	Maturities (1)	2024	2023
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt(2):
New Facilities:
Term Loan B-1(3)	SOFR + 6.56%	2029	$1,199	—
Term Loan B-2(3)	SOFR + 6.56%	2030	1,199	—
Former Facility(4)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(5)	10.500% - 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% - 10.000%	2029 - 2032	2,579	—
Former Secured Notes(6)	N/A	N/A	—	1,500
Unsecured Senior Notes:
Senior notes(7)	3.400% - 4.625%	2027 - 2029	964	3,940
Finance leases and other obligations	Various	Various	229	259
Unamortized (discounts) premiums, net			(225)	2
Unamortized debt issuance costs			(138)	(54)
Total long-term debt			9,665	8,983
Less current maturities			(36)	(31)
Long-term debt, excluding current maturities			$9,629	$8,952
_______________________________________________________________________________
N/A - Not applicable
(1)As of December 31, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates. As discussed further in footnote 6, we reclassified in the "December 31, 2024" column of the table above certain notes that were secured prior to the TSA Effective Date (as defined below) from "secured" to "unsecured" in light of amendments that released such prior security interests.
(3)The Term Loan B-1 and B-2 each had an interest rate of 11.133% as of December 31, 2024.
(4)Reflects Level 3 Tranche B 2027 Term Loan issued under a predecessor facility, which had an interest rate of 6.437% and 7.220% as of December 31, 2024 and December 31, 2023, respectively.
(5)Includes Level 3 Financing's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3 Financing's First Lien Notes issued on March 22, 2024.
(6)Two series of former Level 3 Senior Notes due in 2027 and 2029 bearing interest rates of 3.400% and 3.875% as of December 31, 2023, were amended on the TSA Effective Date in the manner discussed in Note 7—Long-Term Debt.
(7)The total debt for these notes at December 31, 2024 includes the remaining aggregate principal amount due under Level 3 Financing's Former Secured Notes, the terms of which were amended on March 22, 2024 to release the security interests relating thereto.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2024 (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and intercompany debt) maturing during the following years:

(Dollars in millions)
2025	$36
2026	35
2027	101
2028	197
2029	4,782
2030 and thereafter	4,877
Total long-term debt	$10,028

2024 Debt Transactions

Cash Tender Offers

Pursuant to cash tender offers that commenced on November 12, 2024 (the "Cash Tender Offers"), in November 2024 we reduced the aggregate principal amount of our consolidated indebtedness by approximately $324 million. In conjunction with the Cash Tender Offers, we recorded a gain of $31 million including an offset of immaterial third-party fees in our aggregate Net gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024.

The following table sets forth the aggregate principal amount of each series of senior notes retired in exchange for cash in November 2024 in connection with the Cash Tender Offers:

Debt	Aggregate Principal Amount
(Dollars in millions)
Level 3 Financing, Inc.
3.400% Senior Secured Notes due 2027 (unsecured)	$1
4.625% Senior Notes due 2027	48
4.250% Senior Notes due 2028	275
Total	$324

Exchange Offers

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024, Level 3 Financing issued approximately $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Level 3 Financing's consolidated indebtedness by approximately $7 million. The Company determined that the Exchange Offers constituted a debt modification consistent with ASC 470 and recorded no gain or loss. In conjunction with the Exchange Offers, we recorded $8 million of fees to Selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2024.

The following table sets forth the aggregate principal amount of each series of senior unsecured notes of Level 3 Financing exchanged and retired on September 24, 2024 in connection with the Exchange Offers:

Debt	Aggregate Principal Amount
(Dollars in millions)
Level 3 Financing, Inc.
3.400% senior secured notes due 2027 (unsecured)	$77
4.625% senior notes due 2027	280
Total	$357

Transaction Support Agreement Transactions

On March 22, 2024, the TSA Parties completed the TSA Transactions, including the termination, repayment or exchange of previous commitments and debt of Level 3 Financing and the issuance of new term loan facilities and notes by Level 3 Financing.

The following table sets forth the aggregate principal amount of (i) former debt of Level 3 Financing exchanged for new Level 3 Financing debt and (ii) new debt issued by Level 3 in exchange for former Level 3 debt (except as otherwise noted), in each case during the first quarter of 2024 in connection with the TSA Transactions:

Former notes or facility exchanged	New notes or facility issued	Aggregate principal amount exchanged/issued(1)
		(Dollars in millions)
Term Loan B	Term Loan B-1, B-2	$2,398
3.400% Senior Notes due 2027	10.500% First Lien Notes due 2029	668
4.625% Senior Notes due 2027	4.875% Second Lien Notes due 2029	606
3.875% Senior Notes due 2029	10.750% First Lien Notes due 2030	678
4.250% Senior Notes due 2028	4.500% Second Lien Notes due 2030	712
3.625% Senior Notes due 2029	3.875% Second Lien Notes due 2030	458
3.750% Senior Notes due 2029	4.000% Second Lien Notes due 2031	453
N/A	11.000% First Lien Notes due 2029(2)	1,575
Total		$7,548
______________________________________________________________________
N/A - Not applicable
(1)See our long-term debt table above for information on the amount of former debt that remains outstanding as of December 31, 2024.

In evaluating the terms of the TSA Transactions, we determined that for certain of our creditors the new debt instruments were substantially different than pre-existing debt and therefore constituted a non-cash extinguishment of old debt of $2.6 billion and the establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $261 million which resulted in a net gain of $54 million, and is included in our aggregate Net gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA Transactions and was treated under modification accounting rules. In conjunction with the TSA Transactions, we paid $209 million in lender fees and $112 million in additional third-party costs. Of these amounts, we offset $157 million of lender fees against the gain on extinguishment and recorded $61 million in third-party costs to Selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $51 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

Repurchases of Debt Instruments

During 2024, Level 3 Financing repurchased various debt instruments on the open market. These repurchases resulted in an aggregate net gain of $34 million which is included in our aggregate Net gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024. The following table sets forth the aggregate principal amount of each series of notes repurchased during the year ended December 31, 2024:

Debt	Principal Amount Repurchased (in millions)
Level 3 Financing, Inc.
4.250% Senior Notes due 2028	$34
3.625% Senior Notes due 2029	81
3.750% Sustainability-Linked Senior Notes due 2029	86
3.875% Senior Secured Notes due 2029 (unsecured)	18
Total	$219

2023 Debt Modification Transactions

Pursuant to exchange offers that commenced on March 16, 2023 (the “2023 Exchange Offers”), on March 31, 2023, Level 3 Financing issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “10.500% Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes.

On April 17, 2023, in connection with the 2023 Exchange Offers, Level 3 Financing issued an additional $9 million of its 10.500% Notes in exchange for $19 million of Lumen's outstanding senior unsecured notes.

Level 3 Financing Credit Agreements

Credit Agreement dated March 22, 2024

On the TSA effective date, Level 3 Financing, as borrower, Level 3 Parent, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent, entered into a credit agreement (the "New Level 3 Agreement"), providing for:

• a secured term B-1 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2029; and

•a secured term B-2 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2030

Interest on borrowings under the New Level 3 Agreement is payable at the end of each interest period at a rate equal to, at Level 3 Financing’s option, term SOFR (subject to a 2.000% floor) plus 6.56% for term SOFR loans or a base rate plus 5.56% for base rate loans.

Amounts outstanding under the New Level 3 Agreement may be prepaid at any time, subject to a premium of (i) 2.00% of the aggregate principal amount if prepaid on or prior to the 12-month anniversary of the TSA Effective Date and (ii) 1.00% of the aggregate principal amount if prepaid after the 12-month anniversary of the TSA Effective Date and on or prior to the 24-month anniversary of the TSA Effective Date. The New Level 3 Facilities require Level 3 to make certain specified mandatory prepayments upon the occurrence of certain transactions.

Former Facility

In connection with entering into the New Level 3 Agreement, substantially all of the indebtedness issued under Level 3 Financing’s amended and restated credit agreement dated as of November 29, 2019 (the “Former Level 3 Facility”) was repaid.

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under its Superpriority Revolving/Term A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but Level 3 Parent, Level 3 Financing and certain of Level 3 Financing's subsidiaries (collectively, the "Level 3 Collateral Guarantors") have provided an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under both of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

Senior Notes

The Company’s consolidated indebtedness at December 31, 2024 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2024 and 2023, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash in each year. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our balance sheets.

Certain Guarantees and Security Interests

Level 3 Financing’s obligations under the New Level 3 Agreement are secured by a first lien on substantially all of its assets. In addition, the other Level 3 Collateral Guarantors have provided an unconditional guarantee of payment of Level 3 Financing’s obligations under the New Level 3 Agreement secured by a lien on substantially all of their assets.

Level 3 Financing’s obligations under its first lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, for certain notes will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets, and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the New Level 3 Agreement, except the lien securing such guarantees is a second lien.

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee the New Level 3 Agreement and secured notes.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program implemented in 2021 with one of our key equipment vendors, we are obligated to make quarterly installment payments over a five-year period and pay annual interest of 1.25% on unpaid balances. The first unsecured quarterly payment was due April 27, 2022, with remaining quarterly payments due through the end of the term on July 1, 2026. The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of December 31, 2024 and 2023, we have received approximately $24 million and $15 million of credits, respectively.

Changes in our supplier finance program outstanding obligations were as follows:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Balance at beginning of period	$55	67
Liabilities settled	(16)	(12)
Balance at end of period	$39	55

As of December 31, 2024 and 2023, $21 million and $16 million were included in current maturities of long-term debt and $18 million and $39 million were included in long-term debt.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2024(1)	2023	2022
	(Dollars in millions)
Interest expense:
Gross interest expense	$855	480	390
Capitalized interest	(36)	(22)	(16)
Total interest expense	$819	458	374
______________________________________________________________________
(1) The increase in interest expense for the year ended December 31, 2024 was primarily driven by an increase in average outstanding long-term debt of approximately $780 million.

Covenants

The New Level 3 Agreement and Level 3 Financing's first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

The debt covenants applicable to Level 3 Financing and its subsidiaries could have a material adverse impact on their ability to operate or expand their respective businesses, to pursue strategic transactions, or to otherwise pursue their plans and strategies.

Certain of Lumen's and our debt instruments contain cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

The ability of Level 3 Financing and its subsidiaries to comply with the covenants in its debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond its control.

Compliance

As of December 31, 2024, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Subsequent Events

As of February 15, 2025, Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes in exchange for cash.

Note 8—Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Trade receivables	$457	435
Earned and unbilled receivables	85	122
Other	2	1
Total accounts receivable	544	558
Less: allowance for credit losses	(12)	(13)
Accounts receivable, less allowance	$532	545

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

Note 9— Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2024	2023
		(Dollars in millions)
Land	N/A	$191	202
Fiber conduit and other outside plant (1)	15-45 years	4,563	4,380
Central office and other network electronics (2)	7-10 years	3,752	3,467
Support assets (3)	3-30 years	2,278	2,252
Construction-in-progress (4)	N/A	909	762
Gross property, plant and equipment		11,693	11,063
Accumulated depreciation		(4,139)	(3,665)
Net property, plant and equipment		$7,554	7,398
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

Depreciation expense was $676 million, $686 million and $790 million for the years ended December 31, 2024, 2023 and 2022, respectively.

During 2024, we initiated marketing our Broomfield, Colorado office buildings to locate a buyer and have classified those buildings as held for sale resulting in an impairment loss of $80 million.

Asset Retirement Obligations

As of December 31, 2024 and 2023, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. We recognize our estimate of the fair value of our asset retirement obligations in the period incurred in other long-term liabilities. The fair value of the asset retirement obligation is also capitalized as property, plant and equipment and then depreciated over the estimated remaining useful life of the associated asset.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Balance at beginning of period	$94	85
Accretion expense	6	4
Liabilities settled	(10)	(6)
Change in estimate	7	11
Balance at end of period	$97	94

The change in estimate referred to in the table above was offset against gross property, plant and equipment.

Note 10— Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 7% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $37 million. We have not incurred, and do not expect to incur, any material impairment or exit costs related to this plan.

We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations.

Changes in our accrued liabilities for severance expenses were as follows:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Balance at beginning of period	$13	1
Accrued to expense	45	34
Payments, net	(53)	(22)
Balance at end of period	$5	13

Note 11—Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. For the years ended December 31, 2024, 2023 and 2022, we recognized $30 million, $32 million, and $31 million, respectively, in expense related to this plan.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our balance sheet the funded status of our qualified defined benefit post-retirement plan, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

The following table presents the funded status of our defined benefit plans as of December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Fair value of plan assets	$37	40
Benefit obligation	35	39
Funded status	$2	1

The plans were fully funded as of December 31, 2024 and December 31, 2023.

Note 12—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2024 and 2023, as well as the input level used to determine the fair values indicated below:

		As of December 31,
		2024		2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Liabilities-Long-term debt, excluding finance leases and other obligations	2	$9,436	9,716	8,724	6,418
Indemnifications related to the sale of the Latin American business(1)	3	87	84	86	86
_______________________________________________________________________________
(1)Non-recurring fair value recorded in connection with the sale of our Latin American business was measured as of August 1, 2022. See Note 2—Divestitures of the Latin American and EMEA Businesses for further details.

Note 13—Income Taxes

The components of the income tax (benefit) expense are as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Federal
Current	$—	(1)	—
Deferred	(44)	(9)	271
State and local
Current	15	8	21
Deferred	—	(11)	4
Foreign
Current	2	1	26
Deferred	(8)	10	(66)
Total income tax (benefit) expense	$(35)	(2)	256

Income tax (benefit) expense was allocated as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Income tax (benefit) expense in the consolidated statements of operations:
Attributable to income	$(35)	(2)	256
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	$—	3	(58)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2024	2023	2022
	(Percentage of pre-tax loss)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.8%	0.3%	(0.3)%
Change in liability for unrecognized tax position	(27.8)%	—%	0.4%
Goodwill impairment	—%	(19.4)%	(21.4)%
Divestiture of business(1)	(19.4)%	(2.5)%	(5.1)%
Change in valuation allowance	34.4%	—%	(0.6)%
Net foreign income tax	(0.1)%	—%	0.2%
Research and development credits	1.4%	0.1%	0.1%
Other, net	(2.0)%	0.6%	0.1%
Effective income tax rate	11.3%	0.1%	(5.6)%
_______________________________________________________________________________
(1)Includes Global Intangible Low-Taxes Income ("GILTI") incurred as a result of the sale of our Latin American business.

For the year ended December 31, 2024, the effective tax rate was 11.3% compared to 0.1% and (5.6)% for the years ended December 31, 2023 and 2022, respectively. The effective tax rate for the year ended December 31, 2023 includes a $389 million of a non-deductible goodwill impairment charge recorded in the second quarter of 2023. The effective tax rate for the year ended December 31, 2022 includes a $969 million unfavorable impact of non-deductible goodwill impairment and a $256 million unfavorable impact related to incurring GILTI as a result of the sale of our Latin American business.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2024	2023
	(Dollars in millions)
Deferred tax assets
Net operating loss carry forwards	$1,319	1,598
Other	604	575
Gross deferred tax assets	1,923	2,173
Less valuation allowance	(126)	(248)
Net deferred tax assets	1,797	1,925
Deferred tax liabilities
Property, plant and equipment	(1,216)	(1,189)
Intangible assets	(858)	(1,063)
Other	(6)	(9)
Gross deferred tax liabilities	(2,080)	(2,261)
Net deferred tax liabilities	$(283)	(336)

Of the $283 million and $336 million net deferred tax liabilities as of December 31, 2024 and 2023, respectively, $337 million and $375 million is reflected as a long-term liability, in other on our consolidated balance sheets and $54 million and $39 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets.

As of December 31, 2024, we had gross federal NOLs net of uncertain tax positions of $5.1 billion, which will expire between 2025 and 2037 if unused, and state NOLs net of uncertain tax positions of $5.1 billion. Our deferred tax asset balance is based on our historical balance and subsequent standalone activity since we were acquired by Lumen in 2017 and does not correspond to the amount of NOLs that are available for use by Lumen.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2024, a valuation allowance of $126 million was recorded as it is more likely than not that this amount of NOL and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance as of December 31, 2024 is primarily related to state NOL carryforwards. As of December 31, 2023, our valuation allowance is primarily related to federal capital loss carryforwards and state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$799	813
Decrease in tax positions of current year netted against deferred tax assets	(24)	(50)
Increase in tax positions of prior periods netted against deferred tax assets	91	43
Decreases related to divestitures of businesses	—	(2)
Decrease from the lapse of statute of limitations	(15)	(5)
Unrecognized tax benefits at end of period	$851	799

As of December 31, 2024 the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $3 million. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $1 million as of December 31, 2024 and 2023.

We, or at least one of our affiliates, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where NOL carry forwards are available.

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $7 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

In August 2022, the Inflation Reduction Act was signed into law and which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2024. In addition, in 2021 the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a new global minimum corporate tax of 15% and the OECD and the majority of its participating countries continue to work toward the enactment of such tax. While the US has not yet adopted the Pillar Two rules, various other governments around the world have enacted such legislation that is effective for tax periods after December 31, 2023. These global minimum tax rules have increased our administrative and compliance burdens, but the impact to our financial statements for the year ended December 31, 2024 was immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

Note 14—Geographic and Customer Concentrations

For the years ended December 31, 2024 and 2023, all of our assets were in North America. The table below shows our operating revenue for the years ended December 31, 2024, 2023 and 2022 by geographic region:

	Revenue
	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
North America	$6,331	6,345	6,256
Europe, Middle East and Africa(2)	118	628	734
Latin America(1)	47	64	503
Total	$6,496	7,037	7,493
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

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 20%, 18% and 15% of our total operating revenue for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 15—Affiliate Transactions

We provide competitive local exchange carrier telecommunications services to our affiliates that we also provide to external customers. We periodically review and update our prices for affiliate network services to align with competitive non-regulated market-based rates charged to external customers, taking into consideration the average third-party customer contract term to which those affiliate services pertain. These services are billed directly to our affiliates and recognized as affiliate revenue on our consolidated statements of operations.

Whenever possible, costs are incurred directly by our affiliates for the services they use. When such costs are not directly incurred, they are allocated among all affiliates based upon the most reasonable method, first using cost causative measures, or, if no cost causative measure is available, using a general allocator. Unlike certain other affiliates of Lumen, we do not operate as a shared service company to our affiliates and therefore any allocated affiliate revenue we earn reduces the affiliate charges incurred by us and is presented on a net basis within Operating expenses – affiliates on our consolidated statements of operations. From time to time, we may adjust the basis for allocating the costs of a shared service among affiliates. Any such changes in allocation methodologies are generally applied prospectively.

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

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of December 31, 2024, the interest rate was 11.03% and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

As of December 31, 2024, Lumen Technologies owed us approximately $2.7 billion, of which $1.2 billion was due under the above-mentioned secured revolving credit facility and approximately $1.5 billion was due under the above-mentioned unsecured revolving credit facility. As of December 31, 2023, Lumen Technologies owed us approximately $1.5 billion under the above-mentioned revolving credit facility.

In the first quarter of 2024, we made a distribution of cash to Lumen Technologies in the amount of approximately $1.8 billion, thereby reducing equity by the same amount, which was partially offset by a contribution from Lumen Technologies of $210 million, thereby increasing equity by the same amount. In the fourth quarter of 2024, we made a non-cash distribution to Lumen Technologies in exchange for a reduction in advances to affiliates of $200 million, in addition to a cash distribution of an additional $1.4 billion.

Note 16—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at December 31, 2024 and December 31, 2023, we had accrued $36 million and $38 million, respectively, in the aggregate for our litigation and non-income tax contingencies which is included in Other under Current Liabilities or Other under Deferred Revenue and Other Liabilities in our consolidated balance sheets as of such date. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $36 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 12—Fair Value of Financial Instruments.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, tax issues, or environmental law issues, grievance hearings before labor regulatory agencies, miscellaneous third-party tort actions, or commercial disputes.

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

Right-of-Way

At December 31, 2024, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

(Dollars in millions)
2025	$117
2026	43
2027	42
2028	41
2029	30
2030 and thereafter	291
Total future minimum payments	$564

Purchase Commitments

We have several commitments to a variety of vendors for services to be used in the ordinary course of business totaling $205 million as of December 31, 2024. Of this amount, we expect to purchase $70 million in 2025, $68 million in 2026 through 2027, $25 million in 2028 through 2029 and $42 million in 2030 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are the contractually committed party as of December 31, 2024. In addition to our above-described contractual obligations, our ultimate parent company Lumen Technologies is contractually committed to purchase additional services under arrangements from which we may purchase in the future.

Note 17—Accumulated Other Comprehensive Income (Loss)

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the years ended December 31, 2024 and 2023:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$21	(365)	(344)
Other comprehensive loss, net of tax	—	(12)	(12)
Amounts reclassified from accumulated other comprehensive (loss) income	(22)	350	328
Net other comprehensive (loss) income	(22)	338	316
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive income, net of tax	—	2	2
Net other comprehensive income	—	2	2
Balance at December 31, 2024	$(1)	(25)	(26)

The table below presents further information about our reclassifications out of accumulated other comprehensive (loss) income by component for the year ended December 31, 2023:

Year Ended December 31, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Reclassification of realized loss on foreign currency translation to valuation allowance within assets held for sale	$353	Assets held for sale
Reclassification of realized loss on foreign currency translation to loss on sale of business	(3)	Net loss (gain) on sale of businesses
Subtotal reclassification of realized loss on foreign currency	350
Reclassification of net actuarial loss to valuation allowance within assets held for sale	(24)	Assets held for sale
Reclassification of net actuarial gain to loss on sale of business	2	Net loss (gain) on sale of businesses
Subtotal reclassification of net actuarial loss	(22)
Income tax benefit	—	Income tax expense
Net of tax	$328

Note 18—Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	As of December 31,
	2024	2023
	(Dollars in millions)
Prepaid expenses	$108	123
Contract fulfillment costs	57	50
Contract acquisition costs	41	40
Contract assets	10	6
Assets held for sale	23	12
Other	7	13
Total other current assets	$246	244

Other Current Liabilities

Included in accounts payable at December 31, 2024 and 2023 were $106 million and $94 million, respectively, associated with capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Management’s Report on the Consolidated Financial Statements

Management of the Company has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2024. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. The aggregate fees billed or allocated to us were $2.0 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively, for professional accounting services, including KPMG's audit of our annual consolidated financial statements.

Audit fees are fees billed for the year shown for professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC. Audit fees for 2024 and 2023 include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
3.1	Certificate of Formation of Level 3 Parent, LLC (formerly named WWG Merger Sub LLC).		8-K	11/1/17
3.2	Amended and Restated Limited Liability Company Agreement of Level 3 Parent, LLC, effective as of November 1, 2017 (formerly named WWG Merger Sub LLC).		8-K	11/1/17
4.1
Indenture, dated as of September 25, 2019, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
			8-K	9/25/19
a.
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
			10-K	12/31/20
b.
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
			10-K	12/31/20
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
			8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.2
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
			8-K	12/4/19
a.
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
			10-K	12/31/20

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
b.
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
			10-Q	9/30/23
c.
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
			10-K	12/31/23
d.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
			8-K	3/28/24
e.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.3
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
			8-K	11/29/19
a.
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
			10-K	12/31/20
b.
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
			10-Q	9/30/23
c.
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
			10-K	12/31/23

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
d.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
e.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.4
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
			8-K	6/15/20
a.
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
			10-K	12/31/20
b.
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
			10-K	12/31/20
c.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
			8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.5
Indenture, dated as of August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
			8-K	8/12/20
a.
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
			10-K	12/31/20

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
b.
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
			10-K	12/31/20
c.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
d.
 Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.6
Indenture, dated as of January 13, 2021, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
			8-K	1/13/21
a.
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
			10-K	12/31/21
b.
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
			10-K	12/31/21
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
4.7
Indenture dated March 31, 2023, among Level 3 Financing, Inc., as Issuer, Level 3 Parent, LLC, as Guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, as Trustee and Note Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030.
			8 K	3/31/23
a.
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
			10-Q	9/30/23
b.
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
			10-K	12/31/23
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 10.500% Senior Secured Notes due 2030 of Level 3 Financing, Inc.
			8-K	3/28/24
4.8
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.9
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.10
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.
			8-K	3/28/24

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.11
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.12
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.500% Second Lien Notes due 2030 Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.13
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 3.875% Second Lien Notes due 2030 Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 3.875% Second Lien Notes due 2030 of Level 3 Financing, Inc.
			10-Q	9/30/24
4.14
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
			8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
			10-Q	9/30/24

Exhibit No.(1)	Description	Filed or Furnished with this Form 10-K	Incorporated by Reference(2)
			Form	Date(3)
4.15
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
			8-K	9/24/24
4.16
Fourteenth Amendment Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent, to the Amended and Restated Credit Agreement, dated as of November 29, 2019, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent.
			8-K	3/28/24
4.17
Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
			8-K	3/28/24
19	Insider Trading Policy of Lumen Technologies, Inc.	X
10.1
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024.
			8-K	1/25/24
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's Equity and (vi) Notes to Consolidated Financial Statements.
X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X
_______________________________________________________________________________
(1) Certain of the items in Sections 4.1 through 4.15 may (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable rules of the SEC, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith.
(2) All documents listed below were filed by the registrant (File No. 001-35134), except for Exhibit 19, which was filed by the registrant's parent company, Lumen Technologies, Inc. (File No. 001-07784).
(3) Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this February 20, 2025.

LEVEL 3 PARENT, LLC
Date: February 20, 2025	By:	/s/ Andrea Genschaw
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

Signature	Title	Date
/s/ Kate Johnson	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Director	February 20, 2025
Chris Stansbury

/s/ Andrea Genschaw	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2025
Andrea Genschaw