Form 10-Q
period 2025-03-31
Level 3 Parent, LLC
filed 2025-05-01
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results, or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, investments, product development, Private Connectivity FabricSM buildouts, use of artificial intelligence ("AI"), transformation plans, participation in deleveraging plans, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, distributions, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging, or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, replacing aging or obsolete plant and equipment, strengthening our relationships with customers, and attaining projected cost savings;

•our ability to successfully and timely monetize our network related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of or demand for these transactions may be less than anticipated, that the costs thereof may be more than anticipated, or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, broadband deployment, data protection, privacy, and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and benefits payments;

•our ability to effectively retain and hire key personnel;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and AI-enhanced services;

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

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, and our 2024 debt modification and extinguishment transactions described in our prior reports filed with U.S. Securities and Exchange Commission (the "SEC");

•changes in our operating plans, corporate strategies or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact;

•the negative impact of increases in the costs of Lumen’s pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics or regulations;

•the impact of events that harm our reputation or brands, including potential negative impact of customer complaints, government investigations, security breaches, or service outages impacting us or our industry;

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions, or otherwise;

•the ability of us and our affiliates to meet the terms and conditions of our respective debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords, or lenders;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits, and other items on favorable terms;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers;

•our ability to continue to use intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our affiliates, including Lumen Technologies;

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels;

•our ability to use our net operating loss carryforwards in the amounts projected;

•the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates or inflation;

•the effects of more general factors such as changes in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the SEC.

Additional factors or risks that we currently deem immaterial, that are not presently known to us, or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic, and market conditions as of such date. We may change our intentions, strategies or plans (including our distribution or other capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,575	1,531
Operating revenue - affiliates	72	59
Total operating revenue	1,647	1,590
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	721	672
Selling, general and administrative	251	337
Net loss on sale of business	—	22
Operating expenses - affiliates	256	238
Depreciation and amortization	338	364
Total operating expenses	1,566	1,633
OPERATING INCOME (LOSS)	81	(43)
OTHER (EXPENSE) INCOME
Interest expense	(215)	(129)
Interest income - affiliate	71	22
Net (loss) gain on early retirement of debt (Note 4)	(34)	54
Other income, net	16	14
Total other expense, net	(162)	(39)
LOSS BEFORE INCOME TAXES	(81)	(82)
Income tax benefit	(21)	(18)
NET LOSS	$(60)	(64)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
NET LOSS	$(60)	(64)
Foreign currency translation adjustments, net of $— and $— tax	3	(2)
Other comprehensive income (loss), net of tax	3	(2)
COMPREHENSIVE LOSS	$(57)	(66)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$940	600
Accounts receivable, less allowance of $10 and $12	527	532
Notes receivable - affiliate	2,668	2,668
Other current assets, net	276	246
Total current assets	4,411	4,046
Property, plant and equipment, net of accumulated depreciation of $4,307 and $4,139	7,652	7,554
OTHER ASSETS
Intangible assets, net	3,411	3,569
Other assets, net	1,315	1,257
Total other assets	4,726	4,826
TOTAL ASSETS	$16,789	16,426
LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$38	36
Accounts payable	371	294
Accounts payable - affiliates	132	241
Accrued expenses and other liabilities
Salaries and benefits	117	179
Income and other taxes	120	116
Current operating lease liabilities	272	266
Interest	184	124
Other current liabilities	66	64
Current portion of deferred revenue	551	529
Total current liabilities	1,851	1,849
LONG-TERM DEBT	9,520	9,629
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	3,887	3,392
Operating lease liabilities	771	719
Other liabilities	621	641
Total deferred revenue and other liabilities	5,279	4,752
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S EQUITY
Member's equity	162	222
Accumulated other comprehensive loss	(23)	(26)
Total member's equity	139	196
TOTAL LIABILITIES AND MEMBER'S EQUITY	$16,789	16,426

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(60)	(64)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	338	364
Net loss on sale of business	—	22
Deferred income taxes	(20)	(19)
Net loss (gain) on early retirement of debt	34	(54)
Changes in current assets and liabilities:
Accounts receivable	5	(26)
Accounts payable	135	(20)
Other current assets and liabilities, net	(21)	(69)
Other current assets and liabilities - affiliate, net	(109)	(119)
Change in deferred revenue	495	59
Changes in other assets and liabilities, net	(16)	179
Other, net	23	(35)
Net cash provided by operating activities	804	218
INVESTING ACTIVITIES
Capital expenditures	(311)	(204)
Proceeds from sale of property, plant and equipment and other assets	5	9
Increase in notes receivable - affiliate	—	(1,202)
Net cash used in investing activities	(306)	(1,397)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,279	1,325
Payments of long-term debt	(2,357)	(8)
Distributions	—	(1,756)
Contributions	—	210
Debt issuance and extinguishment costs and related fees	(79)	(210)
Net cash used in financing activities	(157)	(439)
Net increase (decrease) in cash, cash equivalents and restricted cash	341	(1,618)
Cash, cash equivalents and restricted cash at beginning of period	602	2,020
Cash, cash equivalents and restricted cash at end of period	$943	402
Supplemental cash flow information:
Income taxes paid, net	$—	(1)
Interest paid (net of capitalized interest of $12 and $7)	(140)	(140)
Supplemental non-cash information regarding financing activities:
Cancellation of term loans as part of refinancing (Note 4)	$(121)	—
Issuance of term loan as part of refinancing (Note 4)	121	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$940	399
Restricted cash included in Other current assets, net	2	1
Restricted cash included in Other assets, net	1	2
Total	$943	402

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
MEMBER'S EQUITY
Balance at beginning of period	$222	3,644
Net loss	(60)	(64)
Distributions	—	(1,756)
Contributions	—	210
Balance at end of period	162	2,034
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(26)	(28)
Other comprehensive income (loss)	3	(2)
Balance at end of period	(23)	(30)
TOTAL MEMBER'S EQUITY	$139	2,004

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

Note 1—Background

General

We are a networking company with the goal of connecting people, data and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies and accounting pronouncements adopted in 2024 described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of March 31, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027 and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU becomes effective for us for the annual period of fiscal 2025. We do not anticipate early adoption and expect the Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Intangible Assets

Intangible assets, net on our consolidated balance sheets consisted of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,499 and $4,504	$3,048	3,196
Capitalized software, less accumulated amortization of $465 and $451	363	373
Total Intangible assets, net	$3,411	3,569

As of March 31, 2025 and December 31, 2024, the gross carrying amount of intangible assets was $8.4 billion and $8.5 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2025 and 2024 totaled $171 million and $186 million, respectively.

Note 3—Revenue Recognition

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks, Unified Communications and Collaboration, and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services;
•Other, which includes primarily managed and professional service solutions; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by product and service category. They also provide the amount of revenue that is not subject to Accounting Standards Codification "ASC" 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards.

	Three Months Ended March 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$1,004	(178)	826
Nurture	360	(3)	357
Harvest	180	—	180
Other	31	—	31
Affiliate Services	72	(72)	—
Total revenue	$1,647	(253)	1,394

	Three Months Ended March 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$921	(125)	796
Nurture	385	(4)	381
Harvest	195	—	195
Other	30	—	30
Affiliate Services	59	(59)	—
Total revenue	$1,590	(188)	1,402
_____________________________________________________________________
(1)Includes lease revenue which is not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities and colocation facilities to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, our gross lease revenue was $218 million and $146 million, respectively, which represented approximately 13% and 9% respectively, of our operating revenue for each respective period.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $10 and $12	$525	529
Contract assets	11	12
Contract liabilities	234	267

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three months ended March 31, 2025, we recognized $71 million of revenue that was included in contract liabilities of $267 million as of January 1, 2025. During the three months ended March 31, 2024, we recognized $69 million of revenue that was included in contract liabilities of $222 million as of January 1, 2024.

Performance Obligations

As of March 31, 2025, we expect to recognize approximately $4.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $1.6 billion, $1.4 billion and $1.1 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2025
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$77	127
Costs incurred	18	27
Amortization	(13)	(21)
Balance at end of period	$82	133

	Three Months Ended March 31, 2024
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$70	97
Costs incurred	12	17
Amortization	(12)	(15)
Balance at end of period	$70	99

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 36 months for our business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in Selling, general and administrative expenses in our consolidated statements of operations. We include the amount of deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond 12 months is included in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 4—Long-Term Debt and Credit Facilities

At March 31, 2025, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts, net, and unamortized debt issuance costs and excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	March 31, 2025	December 31, 2024
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
Term Loan B-1(3)	N/A	N/A	$—	1,199
Term Loan B-2(3)	N/A	N/A	—	1,199
Term Loan B-3(3)	SOFR + 4.25%	2032	2,400	—
Former Facility Tranche B Term Loan(4)	SOFR + 1.75%	2027	12	12
First Lien Notes(5)	10.500% to 11.000%	2029 - 2030	3,846	3,846
Second Lien Notes	3.875% to 10.000%	2029 - 2032	2,579	2,579
Unsecured Senior Notes:
Senior Notes	3.625% - 4.250%	2028 - 2029	894	964
Finance leases and other obligations	Various	Various	225	229
Unamortized discounts, net			(251)	(225)
Unamortized debt issuance costs			(147)	(138)
Total long-term debt			9,558	9,665
Less current maturities			(38)	(36)
Long-term debt, excluding current maturities			$9,520	9,629
______________________________________________________________________
(1)As of March 31, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Secured Senior Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates.
(3)Term Loan B-3 had an interest rate of 8.574% as of March 31, 2025. Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56% which was 11.133% as of December 31, 2024.
(4)Level 3 Financing's Tranche B 2027 Term Loan issued under a predecessor facility had an interest rate of 6.188% and 6.437% as of March 31, 2025 and December 31, 2024, respectively.
(5)Includes Level 3 Financing's senior secured notes issued in early 2023 and first lien notes issued on March 22, 2024.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2025 (excluding unamortized discounts, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2025 (remaining nine months)	$29
2026	35
2027	31
2028	198
2029	3,583
2030 and thereafter	6,080
Total long-term debt	$9,956

2025 Debt Transactions

Credit Facilities Transactions

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term B-1 loan facilities and secured term B-2 loan facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing’s term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term B-3 loan facility.

The Company determined that the Credit Facilities Transactions constituted a debt extinguishment, and recorded a loss of $34 million which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the three months ended March 31, 2025.

Redemptions

The following table sets forth the aggregate principal amount of each series of unsecured senior notes of Level 3 Financing fully redeemed in exchange for cash on February 15, 2025.Transaction fees related to these redemptions were not significant.

Debt	Aggregate Principal Amount (in millions)
3.400% unsecured Senior Notes due 2027	$5
4.625% unsecured Senior Notes due 2027	65
Total	$70

2024 Debt Transactions

For information on our various issuances, exchanges, or payments of long-term indebtedness during 2024, see Note 7—Long-Term Debt in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Level 3 Financing Credit Agreement

As of March 31, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured term B-3 loans outstanding under the term loan facility established by the 2024 Level 3 Credit Agreement (as amended through March 27, 2025, the “Credit Agreement”).

Borrowings under the term loan facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the term loan facility will be 4.25%. The term loan facility is subject to a SOFR floor of 0.50%.

Level 3 Financing may voluntarily prepay loans or reduce commitments under the term loan facility, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to September 27, 2025). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes

The Company’s consolidated indebtedness at March 31, 2025 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Certain Guarantees and Security Interests

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but Level 3 Parent, Level 3 Financing, and certain of Level 3 Financing's subsidiaries (collectively, the "Level 3 Collateral Guarantors") have provided an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under each of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

Secured Senior Debt

Level 3 Financing’s obligations under its Credit Agreement are secured by a first priority lien on substantially all of its assets. In addition, the other Level 3 Collateral Guarantors have provided a guarantee of Level 3 Financing’s obligations under its Credit Agreement secured by a lien on substantially all of their assets.

Level 3 Financing’s obligations under its first lien notes are secured by a first priority lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under Level 3 Financing's Credit Agreement, except the lien securing such guarantees is a second lien.

Unsecured Senior Notes

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee Level 3 Financing's Credit Agreement and secured notes.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program with one of our key equipment vendors, we are obligated to pay annual interest of 1.25% on unpaid balances and make quarterly installment payments through the end of the term on July 1, 2026. As of March 31, 2025 and December 31, 2024 our outstanding obligations under the plan were $34 million and $39 million, respectively. As of March 31, 2025, $22 million of our outstanding obligation was included in Current maturities of long-term debt and $12 million was included in Long-term debt, and as of December 31, 2024, $21 million of our outstanding obligation was included in Current maturities of long-term debt and $18 million was included in Long-term debt on our consolidated balance sheets.

The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of March 31, 2025 and December 31, 2024, we have earned and received, or have the potential to receive, approximately $25 million and $24 million, respectively, of credits.

Covenants

Level 3 Financing's Credit Agreement and first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Compliance

As of March 31, 2025, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Note 5—Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate and long-term debt (excluding finance leases and other obligations) and certain indemnification obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, note receivable-affiliate, and accounts payable approximate their fair values.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs using the below described fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		March 31, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance leases and other obligations	2	$9,333	9,446	9,436	9,716
Indemnifications related to the sale of the Latin American business(1)	3	87	84	87	84
_______________________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 6—Affiliate Transactions

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

Credit Agreements

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

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of March 31, 2025, the interest rate was 10.33% and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

As of March 31, 2025 and December 31, 2024, Lumen Technologies owed us approximately $2.7 billion, of which $1.2 billion was due under the secured revolving credit facility and approximately $1.5 billion was due under the above-mentioned unsecured revolving credit facility in each respective period.

Leases

The following table presents details of affiliate leases reflected on our consolidated balance sheets:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
		(Dollars in millions)
Operating lease assets - affiliate	Other assets, net	$220	234
Current operating lease liabilities - affiliate	Current operating lease liabilities	113	113
Operating lease liabilities - affiliate	Operating lease liabilities	114	128

Note 7—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at both March 31, 2025 and December 31, 2024, we had accrued $36 million in the aggregate for our litigation and non-income tax contingencies which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $36 million accrual at March 31, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 5—Fair Value of Financial Instruments.

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

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 16—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 8—Accumulated Other Comprehensive Loss

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2025:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1)	(25)	(26)
Other comprehensive income, net of tax	—	3	3
Balance at March 31, 2025	$(1)	$(22)	$(23)

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive loss, net of tax	—	(2)	(2)
Balance at March 31, 2024	$(1)	(29)	(30)

Note 9—Other Financial Information

Other Current Assets, net
The following table presents details of Other current assets, net reflected on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$132	108
Contract fulfillment costs	61	57
Contract acquisition costs	43	41
Contract assets	9	10
Assets held for sale	23	23
Other	8	7
Total Other current assets, net	$276	246

Other Current Liabilities

Included in accounts payable at March 31, 2025 and December 31, 2024 were $67 million and $106 million, respectively, associated with capital expenditures.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a networking company with the goal of connecting people, data and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition of this report and below.

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

Increasing business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

We have historically generated revenue by entering into transactions that utilize conduit, fiber or other assets on our network to create custom networks for our customers, including through our Private Connectivity FabricSM solutions. We plan to continue to actively pursue additional revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

Products, Services and Revenue

We categorize our products and services revenue among the following categories:
•Grow, which includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks, Unified Communications and Collaboration, and wavelengths services;
•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services;
•Other, which includes primarily managed and professional service solutions; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	Dollars in millions
Operating revenue	$1,647	1,590
Operating expenses	1,566	1,633
Operating income (loss)	81	(43)
Other expense, net	(162)	(39)
Loss before income taxes	(81)	(82)
Income tax benefit	(21)	(18)
Net loss	$(60)	(64)

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-Mass Markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

Operating Revenue

The following tables summarize our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Grow	$1,004	921	9%
Nurture	360	385	(6)%
Harvest	180	195	(8)%
Other	31	30	3%
Affiliate Services	72	59	22%
Total operating revenue	$1,647	1,590	4%

Our total operating revenue increased by $57 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Within each revenue category, the changes were primarily due to the following factors:

•Grow increased by $83 million due primarily to an $50 million increase of revenue from dark fiber and conduit, an increase in IP services of $19 million, and an increase in wavelengths services of $9 million;

•Nurture decreased by $25 million primarily due to a decrease in Ethernet services of $19 million and declines in traditional VPN services of $11 million;

•Harvest decreased by $15 million primarily due to a decrease in legacy voice and private line services of $9 million and a decline in other legacy service of $4 million;

•Other increased by $1 million primarily due to an increase in managed and professional services revenue; and

•Affiliate Services increased by $13 million primarily due to increases of $13 million in Ethernet services and $5 million in dark fiber services provided to our affiliates. These increases were partially offset by a decrease of $3 million in wavelengths services revenue provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$721	672	7%
Selling, general and administrative	251	337	(26)%
Net loss on sale of business	—	22	nm
Operating expenses - affiliates	256	238	8%
Depreciation and amortization	338	364	(7)%
Total operating expenses	$1,566	1,633	(4)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $49 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily due to $43 million of higher facilities costs.

Selling, General and Administrative

Selling, general and administrative costs decreased by $86 million for the three months ended March 31, 2025, as compared to March 31, 2024 primarily due to (i) a decrease in legal and professional fees of $92 million, mainly driven by our debt transactions in the first quarter of 2024 and (ii) a decrease in employee related expense of $20 million. This activity was partially offset by an increase of $22 million related to the recognition of a deferred gain on the sale of select CDN contracts in the first quarter of 2024.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for the three months ended March 31, 2024, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses - Affiliates

Operating expenses - affiliates increased by $18 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to (i) $11 million of higher ethernet and other legacy direct telecommunication services purchased from affiliates and (ii) $7 million in higher allocated employee and corporate expense provided to us by our affiliates.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Depreciation	$167	178	(6)%
Amortization	171	186	(8)%
Total depreciation and amortization	$338	364	(7)%

Depreciation expense decreased by $11 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to a $12 million decrease from the accelerated depreciation of CDN assets in the prior year as well as a decrease of $8 million due to fewer decommissioned assets. These decreases were partially offset by an increase of $7 million due to a net increase in depreciable assets.

Amortization expense decreased by $15 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to a $10 million decrease in accelerated amortization on decommissioned assets and a $6 million decrease due to a net decrease in amortizable assets.

Other Consolidated Results

The following tables summarize other expense, net and income tax expense:

	Three Months Ended March 31,
	2025	2024	% Change
	(Dollars in millions)
Interest expense	$(215)	(129)	67%
Interest income - affiliate	71	22	nm
Net (loss) gain on early retirement of debt (Note 4)	(34)	54	nm
Other income, net	16	14	14%
Total other expense, net	$(162)	(39)	nm
Income tax benefit	$(21)	(18)	17%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $86 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to an increase in average interest rates paid by us from 6.68% to 8.38%.

Interest Income - Affiliate

Interest income - affiliate increased by $49 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to (i) an increase in the average interest rate received by us from our affiliates from (i) 4.86% to 10.63% and (ii) an increase in average outstanding long-term debt owed to us by our affiliates of approximately $800 million. See Note 6—Affiliate Transactions to our consolidated financial statements included in Item 1 of Part I of this report for more information on these facilities.

Other Income, Net

The following tables summarize our total Other income, net:

	Three Months Ended March 31,
	2025	2024

Foreign currency gain (loss)	$1	(10)
Interest income	10	22
Other	5	2
Total Other income, net	$16	14

Interest Income

Interest income decreased for the three months ended March 31, 2025 as compared to 2024 primarily due to a lower average cash and cash equivalents balance during the period and lower interest rates earned thereon.

Income Tax Expense

For the three months ended March 31, 2025 and 2024, our effective income tax rate was 25.9% and 22.0%, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirect wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

As of March 31, 2025, we held cash and cash equivalents of $940 million, of which $20 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

As of March 31, 2025, we had $2.7 billion of outstanding Notes receivable-affiliate under credit facilities that we extended to Lumen Technologies on the terms and conditions described in Note 6—Affiliate Transactions. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us.

We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

Capital Expenditures

We incur capital expenditures on an ongoing basis to enhance and modernize our networks, compete effectively in our markets, and expand our service offerings. Lumen Technologies and we evaluate our capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels, and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen's services and products, cash flow generated by operating activities, cash required for other purposes, and the availability of requisite supplies, labor, and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies and developing new services. For more information on our capital spending, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments and Financing Arrangements

Debt Instruments

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term B-1 loan facilities and secured term B-2 loan facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment amended the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and to make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term B-3 loan facility.

On February 15, 2025, Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes in exchange for cash.

As of March 31, 2025, our long-term debt (including current maturities and finance leases and other obligations but excluding unamortized discounts, net and unamortized debt issuance costs) outstanding totaled $10.0 billion, approximately $8.8 billion of which is secured.

For additional information on our long-term debt instruments, including debt covenants, see (i) Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) Note 7—Long-Term Debt to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Future Debt Transactions

Subject to market conditions, we plan to continue to issue debt instruments from time to time to refinance a substantial portion of our maturing debt, including issuing debt securities of Level 3 Financing to refinance its maturing debt to the extent permitted under debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing were as follows:

Borrower	Moody's Investor Services, Inc.	Standard & Poor's	Fitch Ratings
Level 3 Financing, Inc.
Unsecured	Caa1	CCC	CCC-
Secured	B1/B3	B+/B-	B+/CCC

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 4—Long-Term Debt and Credit Facilities for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of March 31, 2025, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$804	218	586
Net cash used in investing activities	(306)	(1,397)	(1,091)
Net cash used in financing activities	(157)	(439)	(282)

Operating Activities

Net cash provided by operating activities increased by $586 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to receipt of advance cash payments pursuant to our recent sales of PCF solutions. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $1.1 billion for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease was primarily due to an issuance in the first quarter of 2024 of a Notes receivable - affiliate to our ultimate parent company under the credit facility described further in Note 6—Affiliate Transactions.

Financing Activities

Net cash used in financing activities decreased by $282 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in net proceeds from debt issuances and a decrease in distributions to affiliates. These decreases were partially offset by increased payments of long-term debt.

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

Federal and state agencies continue to implement broadband initiatives to enhance broadband access and affordability, and we anticipate these programs may increase competition in newly-served areas.

Market Risk

At March 31, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of March 31, 2025, we had approximately $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our debt would, among other things, decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2025, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as further supplemented below:

Changes in U.S. and foreign government administrative policy, including the imposition of, or increases in, tariffs, and changes to existing trade agreements, could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, the imposition of or significant increases in tariffs on goods imported into the U.S. and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has implemented or increased tariffs and announced it intends to implement or increase additional tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war; other governmental action related to tariffs or trade agreements; changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories and countries where we currently develop and sell products; and any resulting negative sentiments toward the U.S. as a result of such changes, could have a material adverse effect on our business, results of operations or financial condition.

ITEM 6. EXHIBITS
Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Filed or Furnished with this Form 10-Q	Incorporated by Reference(1)
			Form	Date(2)
10.1
First Amendment Agreement, dated as of March 27, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent, to the Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent.
X
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
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's Equity and (vi) Notes to Consolidated Financial Statements.
X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X
_______________________________________________________________________________
(1)All documents listed below were filed by the registrant (File No. 001-35134).
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2025.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)