Form 10-Q
period 2025-06-30
Level 3 Parent, LLC
filed 2025-07-31
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒ Although the registrant is no longer required to file reports under Section 13 or 15(d) of such Act, it has voluntarily filed all such reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results, or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, investments, product development, Private Connectivity FabricSM buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, distributions, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

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

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, broadband deployment, data protection, network security, privacy, and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and benefits payments;

•our ability to effectively retain and hire key personnel;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

•our ability to enhance our growth products and manage the decline of our legacy products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis, and transitioning customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, modernization and simplification, buildout, and deleveraging strategies;

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, our 2024 debt modification and extinguishment transactions, and our 2025 debt issuance and redemption transactions, in each case as described in our prior reports filed with the U.S. Securities and Exchange Commission (the "SEC");

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

•the impact of events that harm our reputation or brands, including the potential negative impact of customer complaints, government investigations, security breaches, or service outages impacting us or our industry;

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

•our ability to continue to use intellectual property necessary to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us or our non-consolidated affiliates, including Lumen Technologies;

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels;

•our ability to use our net operating loss carryforwards in the amounts projected and to fully realize any anticipated benefits from recently-enacted federal tax legislation;

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

•the effects of more general factors such as changes in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,558	1,539	3,133	3,070
Operating revenue - affiliates	68	61	140	120
Total operating revenue	1,626	1,600	3,273	3,190
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	694	658	1,415	1,330
Selling, general and administrative	297	289	548	626
Net (gain) loss on sale of business	—	(5)	—	17
Operating expenses - affiliates	257	262	513	500
Depreciation and amortization	342	363	680	727
Total operating expenses	1,590	1,567	3,156	3,200
OPERATING INCOME (LOSS)	36	33	117	(10)
OTHER (EXPENSE) INCOME
Interest expense	(203)	(240)	(418)	(369)
Interest income - affiliate	73	75	144	97
Net (loss) gain on early retirement of debt (Note 4)	(236)	—	(270)	54
Other income (expense), net	23	(3)	39	11
Total other expense, net	(343)	(168)	(505)	(207)
LOSS BEFORE INCOME TAXES	(307)	(135)	(388)	(217)
Income tax benefit	(81)	(34)	(102)	(52)
NET LOSS	$(226)	(101)	(286)	(165)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
NET LOSS	$(226)	(101)	(286)	(165)
Foreign currency translation adjustments, net of $—, $—, $— and $— tax	(1)	—	2	(2)
Other comprehensive (loss) income, net of tax	(1)	—	2	(2)
COMPREHENSIVE LOSS	$(227)	(101)	(284)	(167)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$927	600
Accounts receivable, less allowance of $11 and $12	625	532
Notes receivable - affiliate	2,668	2,668
Other current assets, net	286	246
Total current assets	4,506	4,046
Property, plant and equipment, net of accumulated depreciation of $4,483 and $4,139	7,924	7,554
OTHER ASSETS
Intangible assets, net	3,255	3,569
Other assets, net	1,283	1,257
Total other assets	4,538	4,826
TOTAL ASSETS	$16,968	16,426
LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$40	36
Accounts payable	508	294
Accounts payable - affiliates	82	241
Accrued expenses and other liabilities
Salaries and benefits	139	179
Income and other taxes	122	116
Current operating lease liabilities	271	266
Interest	82	124
Other current liabilities	59	64
Current portion of deferred revenue	592	529
Total current liabilities	1,895	1,849
LONG-TERM DEBT	9,756	9,629
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	4,118	3,392
Operating lease liabilities	748	719
Other liabilities	539	641
Total deferred revenue and other liabilities	5,405	4,752
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S (DEFICIT) EQUITY
Member's (deficit) equity	(64)	222
Accumulated other comprehensive loss	(24)	(26)
Total member's (deficit) equity	(88)	196
TOTAL LIABILITIES AND MEMBER'S (DEFICIT) EQUITY	$16,968	16,426

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(286)	(165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	680	727
Net loss on sale of business	—	17
Deferred income taxes	(101)	(52)
Net loss (gain) on early retirement of debt	270	(54)
Changes in current assets and liabilities:
Accounts receivable	(97)	(52)
Accounts payable	196	(114)
Other current assets and liabilities, net	(92)	(8)
Other current assets and liabilities - affiliate, net	(167)	(62)
Change in deferred revenue	726	152
Changes in other assets and liabilities, net	2	165
Other, net	51	5
Net cash provided by operating activities	1,182	559
INVESTING ACTIVITIES
Capital expenditures	(692)	(444)
Proceeds from sale of property, plant and equipment and other assets	7	11
Increase in notes receivable - affiliate	—	(1,202)
Net cash used in investing activities	(685)	(1,635)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	4,261	1,325
Payments of long-term debt	(4,125)	(15)
Distributions	—	(1,756)
Contributions	—	210
Debt issuance and extinguishment costs and related fees	(306)	(210)
Net cash used in financing activities	(170)	(446)
Net increase (decrease) in cash, cash equivalents and restricted cash	327	(1,522)
Cash, cash equivalents and restricted cash at beginning of period	602	2,020
Cash, cash equivalents and restricted cash at end of period	$929	498
Supplemental cash flow information:
Income taxes paid, net	$(1)	(1)
Interest paid (net of capitalized interest of $25 and $13)	(429)	(283)
Supplemental non-cash information regarding financing activities:
Cancellation of term loans as part of refinancing (Note 4)	$(121)	—
Issuance of term loan as part of refinancing (Note 4)	121	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$927	496
Restricted cash included in Other current assets, net	2	—
Restricted cash included in Other assets, net	—	2
Total	$929	498

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S (DEFICIT) EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
MEMBER'S (DEFICIT) EQUITY
Balance at beginning of period	$162	2,034	222	3,644
Net loss	(226)	(101)	(286)	(165)
Distributions	—	—	—	(1,756)
Contributions	—	—	—	210
Balance at end of period	(64)	1,933	(64)	1,933
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(23)	(30)	(26)	(28)
Other comprehensive (loss) income	(1)	—	2	(2)
Balance at end of period	(24)	(30)	(24)	(30)
TOTAL MEMBER'S (DEFICIT) EQUITY	$(88)	1,903	(88)	1,903

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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly state the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of June 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027 and early adoption is permitted. The guidance will be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in their rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU will become effective for us for the annual reporting period ending December 31, 2025. The Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Intangible Assets

Intangible assets, net on our consolidated balance sheets consisted of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,648 and $4,504	$2,899	3,196
Capitalized software, less accumulated amortization of $484 and $451	356	373
Total Intangible assets, net	$3,255	3,569

As of June 30, 2025 and December 31, 2024, the gross carrying amount of intangible assets was $8.4 billion and $8.5 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2025 and 2024 totaled $172 million and $195 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $343 million and $381 million, respectively.

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
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;
•Other, which includes primarily managed and professional service solutions; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by product and service category. They also provide the amount of revenue that is not subject to Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$1,000	(178)	822	2,004	(356)	1,648
Nurture	341	(3)	338	701	(6)	695
Harvest	177	—	177	357	—	357
Other	40	—	40	71	—	71
Affiliate Services	68	(68)	—	140	(140)	—
Total revenue	$1,626	(249)	1,377	3,273	(502)	2,771

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$929	(152)	777	1,850	(277)	1,573
Nurture	383	(4)	379	768	(8)	760
Harvest	184	—	184	379	—	379
Other	43	—	43	73	—	73
Affiliate Services	61	(61)	—	120	(120)	—
Total revenue	$1,600	(217)	1,383	3,190	(405)	2,785
_____________________________________________________________________
(1)Includes lease revenue which is not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities and colocation facilities to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended June 30, 2025 and 2024, our gross lease revenue was $195 million and $172 million, respectively, which represented approximately 12% and 11%, respectively, of our operating revenue for each respective period. For the six months ended June 30, 2025 and 2024, our gross lease revenue was $413 million and $318 million, respectively, which represented approximately 13% and 10%, respectively, of our operating revenue for each respective period.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $11 and $12	$623	529
Contract assets	11	12
Contract liabilities	234	267

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and six months ended June 30, 2025, we recognized $35 million and $106 million, respectively, of revenue that was included in contract liabilities of $267 million as of January 1, 2025. During the three and six months ended June 30, 2024, we recognized $13 million and $82 million, respectively, of revenue that was included in contract liabilities of $222 million as of January 1, 2024.

Performance Obligations

As of June 30, 2025, we expect to recognize approximately $4.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $1.1 billion, $1.6 billion and $1.4 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue in amounts for which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed) and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$82	133	77	127
Costs incurred	9	30	27	57
Amortization	(13)	(22)	(26)	(43)
Balance at end of period	$78	141	78	141

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$70	99	70	97
Costs incurred	12	35	24	52
Amortization	(12)	(18)	(24)	(33)
Balance at end of period	$70	116	70	116

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

Note 4—Long-Term Debt and Credit Facilities

At June 30, 2025, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts, net, and unamortized debt issuance costs and excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	June 30, 2025	December 31, 2024
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
Term Loan B-1(3)	N/A	N/A	$—	1,199
Term Loan B-2(3)	N/A	N/A	—	1,199
Term Loan B-3(3)	SOFR + 4.25%	2032	2,400	—
Former Facility Tranche B Term Loan(4)	SOFR + 1.75%	2027	12	12
First Lien notes(5)	6.875% to 11.000%	2029 - 2033	4,087	3,846
Second Lien notes	3.875% to 10.000%	2029 - 2032	2,579	2,579
Unsecured Senior Notes:
Senior Notes	3.625% - 4.250%	2028 - 2029	894	964
Finance leases and other obligations	Various	Various	216	229
Unamortized discounts, net			(253)	(225)
Unamortized debt issuance costs			(139)	(138)
Total long-term debt			9,796	9,665
Less current maturities			(40)	(36)
Long-term debt, excluding current maturities			$9,756	9,629
______________________________________________________________________
(1)As of June 30, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Secured Senior Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates.
(3)Term Loan B-3 had an interest rate of 8.577% as of June 30, 2025. Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56% which equaled 11.133% as of December 31, 2024.
(4)Level 3 Financing's Tranche B 2027 Term Loan issued under a predecessor facility had an interest rate of 6.191% and 6.437% as of June 30, 2025 and December 31, 2024, respectively.
(5)Includes Level 3 Financing's (i) senior secured notes issued in early 2023, (ii) first lien notes issued on March 22, 2024, and (iii) first lien notes issued on June 30, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2025 (excluding unamortized discounts, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2025 (remaining six months)	$20
2026	35
2027	31
2028	198
2029	2,749
2030 and thereafter	7,155
Total long-term debt	$10,188

2025 Debt Transactions

First Lien Note Refinancing

On June 30, 2025, Level 3 Financing, Inc. issued $2.0 billion of its 6.875% First Lien Notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding first lien 10.500% Senior Secured Notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien Notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien Notes due 2029, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses (collectively, the "First Lien Note Refinancing").

The Company determined that the First Lien Note Refinancing constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the three and six months ended June 30, 2025.

Credit Facilities Refinancing

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term loan B-1 facilities and secured term loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing’s term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term loan B-3 facility.

The Company determined that the Credit Facilities Transactions constituted a debt extinguishment, and recorded a loss of $34 million which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the six months ended June 30, 2025.

First Quarter 2025 Cash Redemptions

The following table sets forth the aggregate principal amount of each series of unsecured senior notes of Level 3 Financing fully redeemed in exchange for cash on February 15, 2025. Transaction fees related to these redemptions were not significant.

Debt Redeemed on February 15, 2025	Aggregate Principal Amount (in millions)
3.400% unsecured Senior Notes due 2027	$5
4.625% unsecured Senior Notes due 2027	65
Total	$70

2024 Debt Transactions

For information on our various issuances, exchanges, or payments of long-term indebtedness during 2024, see Note 7—Long-Term Debt in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Level 3 Financing Credit Agreement

As of June 30, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured term loans B-3 outstanding under the term loan facility established by the 2024 Level 3 Credit Agreement (as amended through March 27, 2025, the "Level 3 Credit Agreement").

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

Level 3 Financing may voluntarily prepay loans or reduce commitments under the Level 3 Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to September 27, 2025). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes

The Company’s consolidated indebtedness at June 30, 2025 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

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

Level 3 Financing’s obligations under its first lien notes are secured by a first priority lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement, except the lien securing such guarantees is a second lien.

Unsecured Senior Notes

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee the Level 3 Credit Agreement and secured notes.

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program with one of our key equipment vendors, we are obligated to pay annual interest of 1.25% on unpaid balances and make quarterly installment payments through the end of the term on July 1, 2026. As of June 30, 2025 and December 31, 2024 our outstanding obligations under the plan were $29 million and $39 million, respectively. As of June 30, 2025, $23 million of our outstanding obligation was included in Current maturities of long-term debt and $6 million was included in Long-term debt, and as of December 31, 2024, $21 million of our outstanding obligation was included in Current maturities of long-term debt and $18 million was included in Long-term debt on our consolidated balance sheets.

The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of June 30, 2025 and December 31, 2024, we have earned and received, or have the potential to receive, approximately $25 million and $24 million, respectively, of credits.

Covenants

The Level 3 Credit Agreement and first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Compliance

As of June 30, 2025, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		June 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance leases and other obligations	2	$9,580	9,965	9,436	9,716
Indemnifications related to the sale of the Latin American business(1)	3	87	84	87	84
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

Affiliate Credit Agreements

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

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of June 30, 2025, the interest rate was 10.30% and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

As of June 30, 2025 and December 31, 2024, Lumen Technologies owed us approximately $2.7 billion, of which $1.2 billion was due under the secured revolving credit facility and approximately $1.5 billion was due under the unsecured revolving credit facility on each respective date.

Affiliate Leases

The following table presents details of affiliate leases reflected on our consolidated balance sheets:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
		(Dollars in millions)
Operating lease assets - affiliate	Other assets, net	$193	234
Current operating lease liabilities - affiliate	Current operating lease liabilities	107	113
Operating lease liabilities - affiliate	Operating lease liabilities	94	128

Note 7—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2025 and December 31, 2024, we had accrued $35 million and $36 million, respectively, in the aggregate for our litigation and non-income tax contingencies which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $35 million accrual at June 30, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next 12 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers.

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

Note 8—Accumulated Other Comprehensive Loss

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2025:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1)	(25)	(26)
Other comprehensive income, net of tax	—	2	2
Balance at June 30, 2025	$(1)	(23)	(24)

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive loss, net of tax	—	(2)	(2)
Balance at June 30, 2024	$(1)	(29)	(30)

Note 9—Other Financial Information

Other Current Assets, Net
The following table presents details of Other current assets, net reflected on our consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$139	108
Contract fulfillment costs	66	57
Contract acquisition costs	42	41
Contract assets	10	10
Assets held for sale	23	23
Other	6	7
Total Other current assets, net	$286	246

Other Current Liabilities

Included in accounts payable at June 30, 2025 and December 31, 2024 were $135 million and $106 million, respectively, associated with capital expenditures.

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain risk factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

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

To the extent these above-mentioned macroeconomic pressures continue, we could experience additional deterioration in our projected cash flows.

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
•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;
•Other, which includes primarily managed and professional service solutions; and
•Affiliate Services, which includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Dollars in millions
Operating revenue	$1,626	1,600	3,273	3,190
Operating expenses	1,590	1,567	3,156	3,200
Operating income (loss)	36	33	117	(10)
Other expense, net	(343)	(168)	(505)	(207)
Loss before income taxes	(307)	(135)	(388)	(217)
Income tax benefit	(81)	(34)	(102)	(52)
Net loss	$(226)	(101)	(286)	(165)

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-Mass Markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the period ended June 30, 2025.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Grow	$1,000	929	8%	2,004	1,850	8%
Nurture	341	383	(11)%	701	768	(9)%
Harvest	177	184	(4)%	357	379	(6)%
Other	40	43	(7)%	71	73	(3)%
Affiliate Services	68	61	11%	140	120	17%
Total operating revenue	$1,626	1,600	2%	3,273	3,190	3%

Our total operating revenue increased by $26 million and $83 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. Within each revenue category, the changes were primarily due to the following factors:

•Grow increased by $71 million and $154 million, respectively, primarily due to (i) an increase of $38 million and $88 million, respectively, revenue from dark fiber and conduit, (ii) an increase in IP services of $16 million and $35 million, respectively, and (iii) an increase in wavelengths services of $7 million and $16 million, respectively;

•Nurture decreased by $42 million and $67 million, respectively, primarily due to (i) declines in traditional VPN services of $24 million and $35 million, respectively, and (ii) decreases in Ethernet services of $20 million and $39 million, respectively;

•Harvest decreased by $7 million and $22 million, respectively, primarily due to (i) a decrease in legacy voice services of $7 million and $16 million, respectively, and (ii) a decline in other legacy services of $7 million and $14 million, respectively, partially offset by increases in private line of $8 million in both the three and six months ended June 30, 2025, attributable primarily to temporary rate increases;

•Other decreased by $3 million and $2 million, respectively, primarily due to a decrease in equipment sales revenue of $13 million and $13 million, respectively, partially offset by an increase in managed and professional services revenue of $10 million and $13 million, respectively; and

•Affiliate Services increased by $7 million and $20 million, respectively, primarily due to (i) increases of $12 million and $25 million, respectively, in Ethernet services and (ii) $2 million and $7 million, respectively, in dark fiber services provided to our affiliates, partially offset by decreases of $7 million and $10 million, respectively, in wavelengths services revenue provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$694	658	5%	1,415	1,330	6%
Selling, general and administrative	297	289	3%	548	626	(12)%
Net (gain) loss on sale of business	—	(5)	nm	—	17	nm
Operating expenses - affiliates	257	262	(2)%	513	500	3%
Depreciation and amortization	342	363	(6)%	680	727	(6)%
Total operating expenses	$1,590	1,567	1%	3,156	3,200	(1)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $36 million and $85 million, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024 primarily due to $31 million and $74 million of higher network expenses as well as $14 million and $16 million of higher employee related costs.

Selling, General and Administrative

Selling, general and administrative costs increased by $8 million and decreased by $78 million, respectively, for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the increase was primarily due to (i) higher external commissions of $13 million, (ii) higher property and other taxes of $8 million, and (iii) $4 million in higher marketing and advertising costs. These increases were partially offset by (i) lower other fees of $12 million and (ii) lower employee related expense of $9 million. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the decrease was primarily due to (i) a decrease of $91 million in legal and professional fees, mainly driven by our debt transaction in the first quarter of 2024 with no comparably-sized transaction in the first quarter of 2025, (ii) a decrease in employee related expense of $29 million, and (iii) lower other fees of $12 million. These decreases were partially offset by (i) an increase of $32 million primarily related to the recognition of a deferred gain on the sale of select CDN contracts in the first quarter of 2024, (ii) higher external commissions of $13 million, and (iii) $7 million in higher marketing and advertising costs.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for the three and six months ended June 30, 2024, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $5 million and increased by $13 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the decrease was primarily due to a decrease of $18 million in wavelengths services provided to our affiliates, partially offset by an increase of $15 million in Ethernet and other legacy services provided to our affiliates. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the increase was primarily due to (i) an increase of $35 million in Ethernet and other legacy services provided to our affiliates and (ii) higher allocated employee and corporate expenses of $5 million, partially offset by a decrease of $27 million in wavelengths services provided to our affiliates.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Depreciation	$170	168	1%	337	346	(3)%
Amortization	172	195	(12)%	343	381	(10)%
Total depreciation and amortization	$342	363	(6)%	680	727	(6)%

Depreciation expense increased by $2 million and decreased by $9 million, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. These variances were primarily due to (i) a decrease of $6 million and $18 million from the accelerated depreciation of CDN assets in 2024 and (ii) a decrease of $8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to decommissioned assets. These decreases were offset by an increase of $11 million and $18 million due to a net increase in depreciable assets for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively.

Amortization expense decreased by $23 million and $38 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 primarily due to a decrease of $20 million and $30 million in accelerated amortization on decommissioned assets and a decrease of $2 million and $8 million due to a net decrease in amortizable assets.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(203)	(240)	(15)%	(418)	(369)	13%
Interest income - affiliate	73	75	(3)%	144	97	48%
Net (loss) gain on early retirement of debt (Note 4)	(236)	—	nm	(270)	54	nm
Other income (expense), net	23	(3)	nm	39	11	nm
Total other expense, net	$(343)	(168)	104%	(505)	(207)	144%
Income tax benefit	$(81)	(34)	138%	(102)	(52)	96%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $37 million and increased by $49 million, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to (i) a decrease in the average interest rate paid by us from 8.43% to 7.74% and (ii) a decrease of approximately $500 million in average outstanding long-term debt for the period. For the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 the increase was primarily due to an increase in the average interest rate paid by us from 6.68% to 8.04%.

Interest Income - Affiliate

Interest income - affiliate decreased by $2 million and increased by $47 million for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to a decrease in the average interest rate received by us from our affiliates from 11.18% to 10.69%. The increase for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to (i) an increase in the average interest rate received by us from our affiliates from 8.02% to 10.66% and (ii) an increase in average outstanding long-term debt owed to us by our affiliates from $2.3 billion to $2.7 billion.

See Note 6—Affiliate Transactions to our consolidated financial statements included in Item 1 of Part I of this report for more information on these facilities.

Other Income (Expense), Net

The following table summarizes our total Other income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign currency gain (loss)	$10	(2)	11	(12)
Interest income	6	3	16	25
Other	7	(4)	12	(2)
Total Other income (expense), net	$23	(3)	39	11

Interest Income

Interest income increased by $3 million and decreased by $9 million, respectively, for the three and six months ended June 30, 2025 as compared to 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the increase was primarily due to higher average cash balances, and for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the decrease was due to (i) lower average cash balances and (ii) lower interest rates earned thereon.

Income Tax Expense

For the three and six months ended June 30, 2025, our effective income tax rate was 26.4% and 26.3%, respectively, as compared to 25.2% and 24.0%, respectively, for the three and six months ended June 30, 2024.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirect wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial markets' perceptions of us.

As of June 30, 2025, we held cash and cash equivalents of $927 million, of which $23 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

As of June 30, 2025, we had $2.7 billion of outstanding Notes receivable - affiliate under credit facilities that we extended to Lumen Technologies on the terms and conditions described in Note 6—Affiliate Transactions. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligations to us.

We believe that our cash and cash equivalents as of June 30, 2025 and current sources of funding will be sufficient liquidity to enable the Company to meet its cash requirements for at least the next twelve months. We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances or loans from Lumen Technologies or its affiliates if and to the extent they have available funds or access to funds that they are willing and able to contribute, advance or loan.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act. We are currently assessing its impact on our consolidated financial statements.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to expand and improve our service offerings, enhance and modernize our networks, and compete effectively in our markets. Lumen Technologies and we evaluate our capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels, and customer retention) and the expected return on investment. The amount of Lumen's consolidated capital investment, and our portion thereof, is influenced by, among other things, demand for Lumen's services and products, our network requirements, cash flow generated by operating activities, cash required for debt service and other purposes, and the availability of requisite supplies, labor, and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Private Connectivity FabricSM buildout plans. For more information on our capital spending, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments and Financing Arrangements

Debt Instruments

On June 30, 2025, Level 3 Financing issued $2.0 billion of its 6.875% First Lien Notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding first lien 10.500% Senior Secured Notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien Notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien Notes due 2029, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses.

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term loan B-1 facilities and secured term loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term loan B-3 facility.

On February 15, 2025, Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes in exchange for cash.

As of June 30, 2025, our long-term debt (including current maturities and finance leases and other obligations but excluding unamortized discounts, net and unamortized debt issuance costs) outstanding totaled $10.2 billion, approximately $9.1 billion of which is secured.

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

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Level 3 Financing were as follows:

Borrower	Moody's Investor Services, Inc.(1)	Standard & Poor's	Fitch Ratings(1)
Level 3 Financing, Inc.
Unsecured	Caa1	CCC	CCC-
Secured	B1/B3	B+/B-	B+/CCC
_______________________________________________________________________________
(1)In May and July 2025, Moody's and Fitch, respectively, placed Level 3 on review for a potential upgrade.

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

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 4—Long-Term Debt and Credit Facilities for additional information.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of June 30, 2025, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$1,182	559	623
Net cash used in investing activities	(685)	(1,635)	(950)
Net cash used in financing activities	(170)	(446)	(276)

Operating Activities

Net cash provided by operating activities increased by $623 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to receipt of advance cash payments in the first quarter of 2025 pursuant to our recent sales of PCF solutions. Cash provided by operating activities is subject to variability period over period as a result of timing, including the collection of receivables and payments of interest, accounts payable and bonuses.

Investing Activities

Net cash used in investing activities decreased by $950 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily due to an issuance in the first quarter of 2024 of a Notes receivable - affiliate to our ultimate parent company under the credit facility described further in Note 6—Affiliate Transactions.

Financing Activities

Net cash used in financing activities decreased by $276 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in net proceeds from debt issuances and a decrease in distributions to affiliates. These decreases were partially offset by increased payments of long-term debt.

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

Market Risk

At June 30, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of June 30, 2025, we had approximately $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our debt would, among other things, decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the additional disclosure below.

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

ITEM 5. OTHER INFORMATION

(a)None

(b)None

(c)During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K) with respect to our securities.

ITEM 6. EXHIBITS
Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
3.1	Certificate of Formation of Level 3 Parent, LLC (formerly named WWG Merger Sub LLC).	Registrant	8-K Exhibit No. 3.1	11/1/2017
3.2	Amended and Restated Limited Liability Company Agreement of Level 3 Parent, LLC, effective as of October 5, 2017 (formerly named WWG Merger Sub LLC).	Registrant	8-K Exhibit No. 3.2	11/1/2017
4.1
Indenture, dated June 30, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 6.875% First Lien Notes due 2033 of Level 3 Financing, Inc.
		Registrant	8-K Exhibit No. 4.1	6/30/2025
4.2	Form of Notes (included in Exhibit 4.1).	Registrant	8-K Exhibit No. 4.2	6/30/2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's (Deficit) Equity and (vi) Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1)All documents listed were filed by the registrant (File No. 001-35134).
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2025.

LEVEL 3 PARENT, LLC
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)