Form 10-Q
period 2025-09-30
Level 3 Parent, LLC
filed 2025-10-30
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

THE REGISTRANT, AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION H(2).

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

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include "forward-looking" statements about our business, financial condition, operating results, or prospects, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, investments, product development, Private Connectivity FabricSM ("PCF") buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, distributions, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•our ability to successfully and timely attain our key operating imperatives, including attaining projected cost savings, simplifying and consolidating our network, simplifying and automating our service support systems, replacing aging or obsolete plant and equipment, and strengthening our relationships with customers;

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

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven largely by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

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

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, our 2024 debt modification and extinguishment transactions, and our 2025 debt refinancing transactions, in each case as described in our prior reports filed with the U.S. Securities and Exchange Commission (the "SEC");

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by unstable markets, debt covenant restrictions, changes in our financial position, lower credit ratings, or otherwise;

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

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels, including any adverse impact of a prolonged shutdown of the U.S. government;

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$1,569	1,530	4,702	4,600
Operating revenue - affiliates	72	63	212	183
Total operating revenue	1,641	1,593	4,914	4,783
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	687	691	2,102	2,021
Selling, general and administrative	311	264	859	890
Net loss on sale of business	—	—	—	17
Operating expenses - affiliates	255	282	768	782
Depreciation and amortization	348	342	1,028	1,069
Total operating expenses	1,601	1,579	4,757	4,779
OPERATING INCOME	40	14	157	4
OTHER (EXPENSE) INCOME
Interest expense	(182)	(226)	(600)	(595)
Interest income - affiliate	73	75	217	172
Net (loss) gain on early retirement of debt (Note 4)	(396)	—	(666)	54
Other income, net	10	57	49	68
Total other expense, net	(495)	(94)	(1,000)	(301)
LOSS BEFORE INCOME TAXES	(455)	(80)	(843)	(297)
Income tax benefit	(119)	(24)	(221)	(76)
NET LOSS	$(336)	(56)	(622)	(221)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
NET LOSS	$(336)	(56)	(622)	(221)
Foreign currency translation adjustments, net of $—, $—, $— and $— tax	11	5	13	3
Other comprehensive income, net of tax	11	5	13	3
COMPREHENSIVE LOSS	$(325)	(51)	(609)	(218)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,181	600
Accounts receivable, less allowance of $11 and $12	666	532
Notes receivable - affiliate	2,668	2,668
Other current assets, net	288	246
Total current assets	5,803	4,046
Property, plant and equipment, net of accumulated depreciation of $4,640 and $4,139	8,318	7,554
OTHER ASSETS
Intangible assets, net	3,094	3,569
Other assets, net	1,260	1,257
Total other assets	4,354	4,826
TOTAL ASSETS	$18,475	16,426
LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$41	36
Accounts payable	532	294
Accounts payable - affiliates	53	241
Accrued expenses and other liabilities
Salaries and benefits	196	179
Income and other taxes	139	116
Current operating lease liabilities	256	266
Interest	83	124
Other current liabilities	49	64
Current portion of deferred revenue	718	529
Total current liabilities	2,067	1,849
LONG-TERM DEBT	9,795	9,629
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	5,871	3,392
Operating lease liabilities	739	719
Other liabilities	416	641
Total deferred revenue and other liabilities	7,026	4,752
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S (DEFICIT) EQUITY
Member's (deficit) equity	(400)	222
Accumulated other comprehensive loss	(13)	(26)
Total member's (deficit) equity	(413)	196
TOTAL LIABILITIES AND MEMBER'S (DEFICIT) EQUITY	$18,475	16,426

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(622)	(221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,028	1,069
Net loss on sale of business	—	17
Deferred income taxes	(220)	(76)
Net loss (gain) on early retirement of debt	666	(54)
Changes in current assets and liabilities:
Accounts receivable	(143)	(31)
Accounts payable	195	(81)
Other current assets and liabilities, net	66	210
Other current assets and liabilities - affiliate, net	(192)	(61)
Change in deferred revenue	2,479	1,571
Changes in other assets and liabilities, net	47	158
Other, net	83	(13)
Net cash provided by operating activities	3,387	2,488
INVESTING ACTIVITIES
Capital expenditures	(1,268)	(762)
Proceeds from sale of business	—	15
Proceeds from sale of property, plant and equipment and other assets	7	28
Increase in notes receivable - affiliate	—	(1,202)
Net cash used in investing activities	(1,261)	(1,921)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	6,920	1,325
Payments of long-term debt	(6,825)	(23)
Distributions	—	(1,756)
Contributions	—	210
Debt issuance and extinguishment costs and related fees	(640)	(210)
Net cash used in financing activities	(545)	(454)
Net increase in cash, cash equivalents and restricted cash	1,581	113
Cash, cash equivalents and restricted cash at beginning of period	602	2,020
Cash, cash equivalents and restricted cash at end of period	$2,183	2,133
Supplemental cash flow information:
Income taxes paid, net	$(2)	(2)
Interest paid (net of capitalized interest of $42 and $23)	(595)	(440)
Supplemental non-cash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 4)	$(2,267)	—
Issuance of term loans as part of refinancings (Note 4)	2,267	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,181	2,131
Restricted cash included in Other current assets, net	2	1
Restricted cash included in Other assets, net	—	1
Total	$2,183	2,133

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S (DEFICIT) EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
MEMBER'S (DEFICIT) EQUITY
Balance at beginning of period	$(64)	1,933	222	3,644
Net loss	(336)	(56)	(622)	(221)
Distributions	—	—	—	(1,756)
Contributions	—	—	—	210
Balance at end of period	(400)	1,877	(400)	1,877
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(24)	(30)	(26)	(28)
Other comprehensive income	11	5	13	3
Balance at end of period	(13)	(25)	(13)	(25)
TOTAL MEMBER'S (DEFICIT) EQUITY	$(413)	1,852	(413)	1,852

See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
Notes To Consolidated Financial Statements
(UNAUDITED)

Unless the context requires otherwise, references in this report to "Level 3," “we,” “us,” "its," the “Company” and “our”, refer to Level 3 Parent, LLC and its respective subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refers to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refers to Qwest Corporation, unless the context otherwise requires.

Note 1—Background

General

We are a networking company with the goal of connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition.

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-07 to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") which amends the guidance in ASC 350-40, "Intangibles—Goodwill and Other—Internal-Use Software". This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-06 to determine the impact it may have on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets" (“ASU 2025-05”). This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. This standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of September 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

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

Note 2—Intangible Assets

Intangible assets, net on our consolidated balance sheets consisted of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,796 and $4,504	$2,750	3,196
Capitalized software, less accumulated amortization of $496 and $451	344	373
Total Intangible assets, net	$3,094	3,569

As of September 30, 2025 and December 31, 2024, the gross carrying amount of intangible assets was $8.4 billion and $8.5 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2025 and 2024 totaled $174 million and $177 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $517 million and $558 million, respectively.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$1,035	(191)	844	3,039	(547)	2,492
Nurture	340	(3)	337	1,041	(9)	1,032
Harvest	165	—	165	522	—	522
Other	29	—	29	100	—	100
Affiliate Services	72	(72)	—	212	(212)	—
Total revenue	$1,641	(266)	1,375	4,914	(768)	4,146

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue(1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$943	(164)	779	2,793	(441)	2,352
Nurture	376	(3)	373	1,144	(11)	1,133
Harvest	191	—	191	570	—	570
Other	20	—	20	93	—	93
Affiliate Services	63	(63)	—	183	(183)	—
Total revenue	$1,593	(230)	1,363	4,783	(635)	4,148
_____________________________________________________________________
(1)Includes lease revenue which is not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities, and colocation facilities to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended September 30, 2025 and 2024, our gross lease revenue was $212 million and $182 million, respectively, which represented approximately 13% and 11%, respectively, of our operating revenue for each respective period. For the nine months ended September 30, 2025 and 2024, our gross lease revenue was $625 million and $500 million, respectively, which represented approximately 13% and 10%, respectively, of our operating revenue for each respective period.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $11 and $12	$664	529
Contract assets	9	12
Contract liabilities	255	267

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $26 million and $132 million, respectively, of revenue that was included in contract liabilities of $267 million as of January 1, 2025. During the three and nine months ended September 30, 2024, we recognized $16 million and $98 million, respectively, of revenue that was included in contract liabilities of $222 million as of January 1, 2024.

Performance Obligations

As of September 30, 2025, we expect to recognize approximately $4.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026 and thereafter was $597 million, $1.8 billion and $1.7 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$78	141	77	127
Costs incurred	10	30	37	87
Amortization	(13)	(23)	(39)	(66)
Balance at end of period	$75	148	75	148

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Balance at beginning of period	$70	116	70	97
Costs incurred	12	24	36	76
Amortization	(12)	(20)	(36)	(53)
Balance at end of period	$70	120	70	120

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 36 months for our business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in Selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 4—Long-Term Debt and Credit Facilities

At September 30, 2025, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts, net, and unamortized debt issuance costs and excluding intercompany debt:

	Interest Rates (1)	Maturities (1)	September 30, 2025	December 31, 2024
			(Dollars in millions)
Level 3 Financing, Inc.
Secured Senior Debt:(2)
Term Loan B-1(3)	N/A	N/A	$—	1,199
Term Loan B-2(3)	N/A	N/A	—	1,199
Term Loan B-4(4)	SOFR + 3.25%	2032	2,400	—
Former Facility Tranche B Term Loan(5)	SOFR + 1.75%	2027	12	12
First Lien notes(6)	6.875% to 7.000%	2033 - 2034	4,425	3,846
Second Lien notes	3.875% to 4.875%	2029 - 2031	2,229	2,579
Unsecured Senior Notes:
Senior notes	3.625% - 4.250%	2028 - 2029	894	964
Finance leases and other obligations	Various	Various	209	229
Unamortized discounts, net			(257)	(225)
Unamortized debt issuance costs			(76)	(138)
Total long-term debt			9,836	9,665
Less current maturities			(41)	(36)
Long-term debt, excluding current maturities			$9,795	9,629
______________________________________________________________________
(1)As of September 30, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Secured Senior Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates.
(3)Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56% which equaled 11.133% as of December 31, 2024. As described below, this indebtedness was refinanced during the first quarter of 2025.
(4)Term Loan B-4 had an interest rate composition of SOFR + 3.25% which equaled 7.566% as of September 30, 2025.
(5)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate of 6.180% and 6.437% as of September 30, 2025 and December 31, 2024, respectively.
(6)Reflects Level 3 Financing's (i) Senior Secured notes issued on March 31, 2023 and (ii) First Lien notes issued on March 22, 2024, June 30, 2025, August 18, 2025, and September 8, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2025 (excluding unamortized discounts, net, unamortized debt issuance costs, and intercompany debt), maturing during the following years:

(Dollars in millions)
2025 (remaining three months)	$12
2026	35
2027	31
2028	198
2029	1,341
2030 and thereafter	8,552
Total long-term debt	$10,169

2025 Debt Transactions

During 2025, we have completed various debt refinancing, term loan repricing, and further debt reduction transactions described below, which resulted in a $666 million net loss on early retirement of debt, recognized in Total other expense, net in our consolidated statement of operations for the nine months ended September 30, 2025. Additionally, these transactions resulted in early call premiums which were funded by proceeds from our debt issuances and are reflected as Debt issuance and extinguishment costs and related fees within our financing activities in our consolidated statements of cash flow.

Second Credit Facilities Refinancing — Third Quarter 2025

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Existing Level 3 Credit Agreement") by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

The Company determined that the Second Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $56 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the three and nine months ended September 30, 2025.

First Lien Note Refinancings — Third Quarter 2025

On August 18, 2025, Level 3 Financing issued $2.0 billion of its 7.000% First Lien notes due 2034. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $1.4 billion aggregate principal amount of its then-outstanding First Lien 11.000% Senior Secured notes due 2029 and (ii) $305 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, in each case, including the payment of redemption premium and accrued interest, as well as related fees and expenses.

Additionally, on September 8, 2025, Level 3 Financing issued an additional $425 million aggregate principal amount of 7.000% First Lien notes due 2034. On September 14, 2025, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem the remaining $373 million aggregate principal amount of Level 3 Financing’s outstanding 10.750% First Lien notes due 2030, including the payment of redemption premium and accrued interest, as well as related fees and expenses (the transactions described in this paragraph and the preceding paragraph, collectively, the "third quarter 2025 First Lien Note Refinancings").

The Company determined that the third quarter 2025 First Lien Note Refinancings constituted a debt extinguishment and recorded a loss of $344 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the three and nine months ended September 30, 2025.

First Lien Note Refinancings — Second Quarter 2025

On June 30, 2025, Level 3 Financing issued $2.0 billion of its 6.875% First Lien notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding First Lien 10.500% Senior Secured notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien notes due 2029, in each case, including the payment of redemption premium and accrued interest, as well as related fees and expenses (collectively, the "second quarter 2025 First Lien Note Refinancings").

The Company determined that the second quarter 2025 First Lien Note Refinancings constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the nine months ended September 30, 2025.

First Credit Facilities Refinancing — First Quarter 2025

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Original Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Original Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

The Company determined that the First Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $34 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the nine months ended September 30, 2025.

Cash Redemption — Third Quarter 2025

On September 30, 2025, Level 3 Financing fully redeemed $350 million in aggregate principal amount of its 10.000% Second Lien notes due 2032 in exchange for cash. Transaction fees related to this redemption were not significant.

Cash Redemptions — First Quarter 2025

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

Level 3 Financing Credit Agreement

As of September 30, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-4 outstanding under the term loan facility established by the Existing Level 3 Credit Agreement.

Borrowings under the term loan facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the term loan facility will be 3.25%. The term loan facility is subject to a SOFR floor of 0.00%.

Level 3 Financing may voluntarily prepay loans or reduce commitments under the Level 3 Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to March 29, 2026). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes

The Company’s consolidated indebtedness at September 30, 2025 included (i) first and second lien secured notes issued by Level 3 Financing and (ii) senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price, or (iii) under certain other specified limited conditions.

Certain Guarantees and Security Interests

Level 3 Guarantees of Lumen Credit Agreements

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement dated as of March 22, 2024 (the “RCF/TLA Credit Agreement”) are unsecured, but Level 3 Parent, Level 3 Financing, and certain of Level 3 Financing's subsidiaries (collectively, the "Level 3 Collateral Guarantors") have provided an unconditional guarantee of payment of up to $150 million of Lumen’s obligations under each of the revolving credit facilities created under the RCF/TLA Credit Agreement. Certain of such guarantees are secured by a lien on substantially all of the assets of the applicable Level 3 Collateral Guarantors. The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances.

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

Supplier Finance Program

Pursuant to our purchase of network equipment under a supplier finance program with one of our key equipment vendors, we are obligated to pay annual interest of 1.25% on unpaid balances and make quarterly installment payments through the end of the term on July 1, 2026. As of September 30, 2025 and December 31, 2024 our outstanding obligations under the plan were $24 million and $39 million, respectively. As of September 30, 2025, all $24 million of our outstanding obligation was included in Current maturities of long-term debt, and as of December 31, 2024, $21 million of our outstanding obligation was included in Current maturities of long-term debt and $18 million was included in Long-term debt on our consolidated balance sheets.

The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of September 30, 2025 and December 31, 2024, we have earned and received, or have the potential to receive, approximately $26 million and $24 million, respectively, of credits.

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

Compliance

As of September 30, 2025, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Note 5—Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, note receivable-affiliate, long-term debt (excluding finance leases and other obligations), and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, note receivable-affiliate, and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		September 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance leases and other obligations	2	$9,627	9,720	9,436	9,716
Indemnifications related to the sale of the Latin American business(1)	3	86	82	87	84
_______________________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 6—Affiliate Transactions

Affiliate Commercial Agreements

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

On March 22, 2024, we amended and restated our unsecured revolving credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of September 30, 2025, the interest rate was 10.29% and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

As of September 30, 2025 and December 31, 2024, Lumen Technologies owed us approximately $2.7 billion, of which $1.2 billion was due under the secured revolving credit facility and approximately $1.5 billion was due under the unsecured revolving credit facility on each respective date.

Affiliate Leases

The following table presents details of affiliate leases reflected on our consolidated balance sheets:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
		(Dollars in millions)
Operating lease assets - affiliate	Other assets, net	$186	234
Current operating lease liabilities - affiliate	Current operating lease liabilities	92	113
Operating lease liabilities - affiliate	Operating lease liabilities	92	128

Note 7—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2025 and December 31, 2024, we had accrued $35 million and $36 million, respectively, in the aggregate for our litigation and non-income tax contingencies which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $35 million accrual at September 30, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount disclosed in Note 5—Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $81 million in excess of the amount accrued as of September 30, 2025.

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

Note 8—Accumulated Other Comprehensive Loss

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2025:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1)	(25)	(26)
Other comprehensive income, net of tax	—	13	13
Balance at September 30, 2025	$(1)	(12)	(13)

The table below summarizes changes in Accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2024:

	Pension Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1)	(27)	(28)
Other comprehensive income, net of tax	—	3	3
Balance at September 30, 2024	$(1)	(24)	(25)

Note 9—Other Financial Information

Other Current Assets, Net
The following table presents details of Other current assets, net reflected on our consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$126	108
Contract fulfillment costs	72	57
Contract acquisition costs	41	41
Contract assets	8	10
Assets held for sale	23	23
Other	18	7
Total Other current assets, net	$288	246

Current Liabilities

Included in accounts payable at September 30, 2025 and December 31, 2024 were $174 million and $106 million, respectively, associated with capital expenditures.

Note 10—Subsequent Events

During October 2025, we made cash distributions totaling $1.2 billion to Lumen Technologies, thereby reducing equity on our consolidated balance sheet by the same amount.

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

We are a networking company with the goal of connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition of this report and below.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways.

We believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. We do not believe these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Continued business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

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
From time to time, we may change the categorization of our products and services.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	Dollars in millions
Operating revenue	$1,641	1,593	4,914	4,783
Operating expenses	1,601	1,579	4,757	4,779
Operating income	40	14	157	4
Other expense, net	(495)	(94)	(1,000)	(301)
Loss before income taxes	(455)	(80)	(843)	(297)
Income tax benefit	(119)	(24)	(221)	(76)
Net loss	$(336)	(56)	(622)	(221)

For a discussion of certain trends that impact our business, see the MD&A discussion of trends impacting Lumen’s non-Mass Markets business included in Lumen’s reports filed with the SEC, including its Quarterly Report on Form 10-Q for the period ended September 30, 2025.

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described above:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Grow	$1,035	943	10%	3,039	2,793	9%
Nurture	340	376	(10)%	1,041	1,144	(9)%
Harvest	165	191	(14)%	522	570	(8)%
Other	29	20	45%	100	93	8%
Affiliate Services	72	63	14%	212	183	16%
Total operating revenue	$1,641	1,593	3%	4,914	4,783	3%

Our total operating revenue increased by $48 million and $131 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. Within each revenue category, the changes were primarily due to the following factors:

•Grow increased by $92 million and $246 million, respectively, primarily due to (i) an increase in revenue from dark fiber and conduit of $49 million and $137 million, respectively, (ii) an increase in IP services of $20 million and $55 million, respectively, (iii) an increase in wavelengths services of $8 million and $24 million, respectively, and (iv) an increase in broadband and other enterprise technology services of $9 million and $23 million, respectively;

•Nurture decreased by $36 million and $103 million, respectively, primarily due to (i) declines in traditional VPN services of $17 million and $52 million, respectively, and (ii) decreases in Ethernet services of $16 million and $55 million, respectively;

•Harvest decreased by $26 million and $48 million, respectively, primarily due to (i) a decrease in legacy voice services of $21 million and $37 million, respectively, and (ii) declines in other legacy services of $5 million and $19 million, respectively, partially offset by an increase in private line services of $1 million and $9 million, respectively, attributable primarily to temporary rate increases;

•Other increased by $9 million and $7 million, respectively, primarily due to an increase in managed and professional services revenue of $11 million and $24 million, partially offset by a decrease in equipment sales revenue of $1 million and $14 million, respectively; and

•Affiliate Services increased by $9 million and $29 million, respectively, primarily due to (i) an increase of $10 million and $35 million, respectively, in Ethernet services and (ii) an increase in revenue of $2 million and $9 million, respectively, from dark fiber provided to our affiliates, partially offset by decreases of $3 million and $13 million, respectively, in wavelengths services provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$687	691	(1)%	2,102	2,021	4%
Selling, general and administrative	311	264	18%	859	890	(3)%
Net loss on sale of business	—	—	nm	—	17	nm
Operating expenses - affiliates	255	282	(10)%	768	782	(2)%
Depreciation and amortization	348	342	2%	1,028	1,069	(4)%
Total operating expenses	$1,601	1,579	1%	4,757	4,779	(—)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $4 million and increased by $81 million, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the decrease was primarily due to $23 million of lower network expenses partially offset by $16 million of higher employee related costs. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the increase was primarily due to (i) $51 million of higher network expenses and (ii) $32 million of higher employee related costs.

Selling, General and Administrative

Selling, general and administrative costs increased by $47 million and decreased by $31 million, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the increase was primarily due to an increase in employee related costs of $48 million. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the decrease was primarily due to a decrease of $99 million in legal and professional fees, mainly driven by our debt transactions in the first and third quarters of 2024 with no comparably-sized transactions in 2025, partially offset by (i) an increase of $33 million, primarily related to the recognition of a deferred gain on the sale of select CDN contracts in the first quarter of 2024 with no comparable gain in 2025, (ii) higher employee related costs of $19 million, and (iii) higher external commissions of $16 million.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for the nine months ended September 30, 2024, see Note 2—Divestitures of the Latin American and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased by $27 million and $14 million, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. The decreases were primarily due to (i) a decrease of $16 million and $43 million, respectively, in wavelengths services purchased from affiliates and (ii) lower allocated employee and corporate expenses of $8 million and $3 million, respectively, partially offset by an increase of $3 million and $32 million, respectively, in Ethernet and other legacy services purchased from affiliates.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Depreciation	$174	165	5%	511	511	—%
Amortization	174	177	(2)%	517	558	(7)%
Total depreciation and amortization	$348	342	2%	1,028	1,069	(4)%

Depreciation expense increased by $9 million and remained flat, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. These variances were primarily due to an increase of $13 million and $31 million due to a net increase in depreciable assets for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, respectively. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, these increases were offset by (i) a decrease of $18 million from the accelerated depreciation of CDN assets in 2024 and (ii) a decrease of $8 million due to decommissioned assets.

Amortization expense decreased by $3 million and $41 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 primarily due to (i) a decrease of $2 million and $32 million in accelerated amortization on decommissioned assets and (ii) a decrease of $1 million and $9 million due to a net decrease in amortizable assets.

Other Consolidated Results

The following table summarizes other expense, net and income tax expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(182)	(226)	(19)%	(600)	(595)	1%
Interest income - affiliate	73	75	(3)%	217	172	26%
Net (loss) gain on early retirement of debt (Note 4)	(396)	—	nm	(666)	54	nm
Other income, net	10	57	(82)%	49	68	(28)%
Total other expense, net	$(495)	(94)	nm	(1,000)	(301)	nm
Income tax benefit	$(119)	(24)	nm	(221)	(76)	191%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $44 million and increased by $5 million, respectively, for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to (i) a decrease in the average interest rate paid by us from 8.52% to 6.82% and (ii) a decrease of approximately $400 million in average outstanding long-term debt for the period. For the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 the increase was primarily due to (i) an increase in the average interest rate paid by us from 6.77% to 7.46% and (ii) an increase of approximately $200 million in average outstanding long-term debt for the period.

Interest Income - Affiliate

Interest income - affiliate decreased by $2 million and increased by $45 million for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to a decrease in the average interest rate for interest received by us from our affiliates from 11.30% to 10.55%. The increase for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to (i) an increase in the average interest rate for interest received by us from our affiliates from 9.11% to 10.58% and (ii) an increase in average outstanding long-term debt owed to us by our affiliates from $2.4 billion to $2.7 billion.

See Note 6—Affiliate Transactions to our consolidated financial statements included in Item 1 of Part I of this report for more information on these facilities.

Other Income, Net

The following table summarizes our total Other income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign currency (loss) gain	$(4)	11	7	(1)
Interest income	7	6	23	31
Other	7	40	19	38
Total Other income, net	$10	57	49	68

Interest Income

Interest income increased by $1 million and decreased by $8 million, respectively, for the three and nine months ended September 30, 2025 as compared to September 30, 2024. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the decrease was due to (i) lower average cash balances and (ii) lower interest rates earned thereon.

Income Tax Expense

For the three and nine months ended September 30, 2025, our effective income tax rate was 26.2% for each period, as compared to 30.0% and 25.6%, respectively, for the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are an indirect wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial markets' perceptions of us.

As of September 30, 2025, we held cash and cash equivalents of $2.2 billion, of which $23 million was held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

As of September 30, 2025, we had $2.7 billion of outstanding Notes receivable - affiliate under credit facilities that we extended to Lumen Technologies on the terms and conditions described in Note 6—Affiliate Transactions. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligations to us.

We believe that our cash and cash equivalents as of September 30, 2025 and current sources of funding will provide sufficient liquidity to enable the Company to meet its cash requirements for at least the next twelve months. We anticipate that any future liquidity needs will be met through (i) our cash provided by operating activities, (ii) amounts due to us from Lumen Technologies, (iii) our ability to refinance our debt obligations to the extent permitted under applicable debt covenants, and (iv) capital contributions, advances, or loans from Lumen Technologies or its affiliates if, and to the extent, they have available funds or access to funds that they are willing and able to contribute, advance, or loan.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). We do not expect the tax provisions of the OBBBA to have a material impact on our 2025 effective tax rate. We continue to assess its impact on our consolidated financial statements.

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

Debt Instruments and Financing Arrangements

Debt Instruments

On September 30, 2025, Level 3 Financing fully redeemed $350 million in aggregate principal amount of its 10.000% Second Lien notes due 2032 in exchange for cash.

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Existing Level 3 Credit Agreement") by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

On August 18, 2025, Level 3 Financing issued $2.0 billion of its 7.000% First Lien notes due 2034. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $1.4 billion aggregate principal amount of its then-outstanding First Lien 11.000% Senior Secured Notes due 2029 and (ii) $305 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses.

Additionally, on September 8, 2025, Level 3 Financing issued an additional $425 million aggregate principal amount of 7.000% First Lien notes due 2034. On September 14, 2025, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem the remaining $373 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, including the payment of redemption premium and accrued interest, as well as related fees and expenses.

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

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term loan B-1 facilities and secured Term Loan B-2 facilities under its Existing Level 3 Credit Agreement, and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"). This amendment revised the Original Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

On February 15, 2025, Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes in exchange for cash.

As of September 30, 2025, our long-term debt (including current maturities and finance leases and other obligations but excluding unamortized discounts, net and unamortized debt issuance costs) outstanding totaled $10.2 billion, approximately $9.1 billion of which is secured.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit. Letters of credit are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2025, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see (i) the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and (ii) updated information on our debt arrangements above under the heading "—Debt Instruments and Financing Arrangements."

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(Dollars in millions)
Net cash provided by operating activities	$3,387	2,488	899
Net cash used in investing activities	(1,261)	(1,921)	(660)
Net cash used in financing activities	(545)	(454)	91

Operating Activities

Net cash provided by operating activities increased by $899 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in deferred revenue related to receipt of advance cash payments pursuant to our recent sales of PCF solutions. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in investing activities decreased by $660 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to an issuance in the first quarter of 2024 of a Notes receivable - affiliate to our ultimate parent company under the credit facility described further in Note 6—Affiliate Transactions, which was partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $91 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to (i) an increase in net proceeds from debt issuances and (ii) a decrease in distributions to affiliates, which were partially offset by increased payments of long-term debt.

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

Market Risk

At September 30, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations.

As of September 30, 2025, we had approximately $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our debt would, among other things, decrease our annual pre-tax earnings by approximately $24 million.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2025.

Other Information

Lumen's and our website is www.lumen.com. We routinely post important investor information in the "Investors" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K filed by us or our ultimate controlling member Lumen Technologies, Inc., and all amendments to those reports, in the "Investors" section of our website (ir.lumen.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 7—Commitments, Contingencies and Other Items, included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 7 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the additional disclosure below.

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

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K) with respect to our securities.

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
4.1
Indenture, dated August 18, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 7.000% First Lien notes due 2034 of Level 3 Financing, Inc.
		Registrant	8-K Exhibit No. 4.1	8/18/2025
4.2	Form of 7.000% First Lien notes due 2034 (included in Exhibit 4.1).	Registrant	8-K Exhibit No. 4.2	8/18/2025
10.1
Second Amendment Agreement, dated as of September 29, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as Borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
		Registrant	8-K Exhibit 10.1	9/29/2025
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
The following materials from the Quarterly Report on Form 10-Q of Level 3 Parent, LLC for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Member's (Deficit) Equity and (vi) Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1)All documents listed were filed by the registrant (File No. 001-35134).
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2025.

LEVEL 3 PARENT, LLC
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)