Form 10-K
period 2025-12-31
Level 3 Parent, LLC
filed 2026-02-20
CIK 794323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

THE REGISTRANT, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF LUMEN TECHNOLOGIES, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE PURSUANT TO GENERAL INSTRUCTION (I)(2) OF FORM 10-K.

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
All of the limited liability company interest in the registrant is held by an affiliate of the registrant. None of the interest is publicly traded and accordingly there is no aggregate market value of the voting and non-voting equity held by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado            Auditor Firm ID: 185

Unless the context requires otherwise, references in this Annual Report on Form 10-K to "Level 3," “we,” “us,” "its," the "Company" and "our" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., and their respective consolidated subsidiaries. References to (i) "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, (ii) “Level 3 Financing” refer to our finance subsidiary, Level 3 Financing, Inc., and (iii) “Qwest” refer to our affiliate Qwest Corporation, unless the context otherwise requires.

Part I

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements by us and our management may include "forward-looking" statements about our business, financial condition, operating results, or prospects, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include, but are not limited to the "Risk Factors" section of this Annual Report on Form 10-K, other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading “Products and Services.”

Our Network

Our fiber optic long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. We believe our and Lumen's secure global platform plays a central role in facilitating communications worldwide.

Reporting Segment

For the reasons noted in Note 1 — Background and Summary of Significant Accounting Policies in Item 8, we have determined that we have one reportable segment.

Our Stakeholders

We believe that regular communications with our stakeholders is a vital component of our success. Our "North Star" strategy focuses on the operating principles of teamwork, trust, and transparency and infuses clarity into the communications we have with all of our stakeholders, including our investors, employees, customers, vendors, partners, and our local communities.

Employees and Human Capital Resources

To drive growth and success, we’ve strengthened our senior leadership team, modernized our business, and energized our culture. We strive to attract, develop, and retain a workforce that is inspired by strong leadership, engaged in meaningful work, and motivated by career growth opportunities. Our goal is to foster a culture where teamwork, trust, and transparency empower thriving employees to achieve both individual and collective success. We aim to attract broad talent to develop innovative ideas that transform industries worldwide.

As of December 31, 2025, we employed approximately 7,600 employees.

Sales and Marketing

Our business customers range from small business offices to the world’s largest global enterprise customers. Our enterprise sales and marketing approach focuses on delivering advanced technology and network solutions that address complex customer needs. We strive to make core network services compatible with digital tools and promote sales by leveraging call center teams and channel partners. To meet the needs of diverse customers, we offer both stand-alone and bundled services, including our PCF solutions, designed to provide a complete offering of integrated services.

Direct sales representatives generally market our business services to in-house IT departments or other highly-sophisticated customers with deep technological experience. We also market our products and services through inbound call centers, telemarketing, and third parties such as telecommunications agents, system integrators, value-added resellers, and other telecommunications firms. Marketing support includes digital advertising, events, television advertising, website promotions, and public relations. Either we or Lumen maintain local offices in most major and secondary markets within the U.S. and many of the primary markets within other countries in which we provide services.

Customer Concentration

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 21%, 20% and 18% of our total operating revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Products and Services

While most of our customized interactions with customers involve multiple integrated technologies and services, we structure our offerings to reflect product life cycles and our go-to-market strategy. As of December 31, 2025, we categorized our products and services revenue among the following categories:

Grow: Includes products and services that we anticipate will grow, including:

•Colocation: We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support, and security services to manage mission critical applications;

•Dark Fiber and Conduit: We control an extensive array of unlit optical fiber known as “dark fiber” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. We provide access to this unlit optical fiber to customers who are interested in building their networks with this high-bandwidth, highly secure optical technology. We also provide access to conduit, which are ducts installed underground to house and protect fiber optic cables. Additionally, we provide professional services to engineer these networks, and in some cases, manage them for customers;

•Edge Cloud Services: We provide access to both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud access products are designed to leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

•Internet Protocol ("IP"): Our IP services provide global internet access over a high performance, diverse network;

•Managed Security Services: We provide enterprise security solutions that help our customers secure networks, mitigate malicious attacks, and identify potential security threats. These services include DDoS mitigation, remote and premise-based firewalls, professional consulting and management services, and threat intelligence services;

•Unified Communications and Collaboration ("UC&C"): We provide access to various unified communications platforms. This offering includes both individual, license-based service models, and more robust enterprise-wide options that transform a customer’s various communication tools into a single platform; and

•Optical Services: We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

Nurture: Includes our more mature offerings, such as:

•Ethernet: We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

•VPN Data Networks: Leveraging our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable enterprises, government entities, and service providers to streamline multiple networks into a cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network.

Harvest: Includes our legacy services managed for cash flow, including:

•Voice Services: We offer our customers a complete portfolio of traditional Time Division Multiplexing voice services including primary rate interface service, local inbound service, switched one-plus, toll free, long distance, and international services;

•Private Line: We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions; and

•Other Legacy Services: We continue to provide certain services based on older platforms to support our customers as they transition to newer technology. These services include Synchronous Optical Network ("SONET") based ethernet, legacy data hosting services, and conferencing services.

Other: Includes various other products and services, including:

•IT Solutions: We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development services.

Affiliate Services: Includes products and services provided to affiliates:

•Affiliate Services: We provide our affiliates certain communication services that we also provide to external customers. Please see our products and services listed above for further description of these services.

From time to time, we may change the categorization of our products and services.

Our Network

We deliver most of our products and services through our network, together with Lumen's, which is primarily built on fiber-optic cables and supporting equipment. Portions of our network use leased assets, and much of the equipment uses licensed software.

Connectivity

We created our communications network by constructing our own assets and through a combination of purchasing other companies and purchasing or leasing facilities from others. We designed our network to provide communications services that employ, and take advantage of, rapidly improving underlying optical, Internet Protocol, computing, and storage technologies.

As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 2 — Divestiture in Item 8, we sold portions of our network during 2023.

Strategic Investments and Modernization

We and Lumen view our network as one of our most critical assets. We and Lumen have devoted — and will continue to devote — significant resources to maintain, modernize, and expand it. Key efforts include:

•simplifying and modernizing our network and legacy systems;

•retiring aging and obsolete infrastructure and systems; and

•expanding our network to meet growing demand for enhanced and new products.

Leased Network Assets

Although we or Lumen own most of our network, we lease a substantial portion of our fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Cybersecurity and Network Resilience

As a critical infrastructure provider, we and our customers face ongoing cyber threats, including advanced persistent threat actors. We experience occasional security incidents and service disruptions in the ordinary course of business and maintain robust systems to mitigate these risks. The development, maintenance, and operation of these systems and programs require significant investments and continuous updates to address evolving threats.

For additional information regarding our oversight of cybersecurity matters, see "Cybersecurity" in Item 1C, and regarding risks relating to our systems, network assets, network operations, capital expenditure requirements, and reliance upon third parties, see "Risk Factors" in Item 1A.

Competition

We compete in a dynamic and highly competitive market where demand for high-speed, secure data services continues to grow. Our competitors include global communications providers as well as systems integrators, cloud service providers, software networking companies, infrastructure companies, cable companies, device providers, resellers, and smaller niche providers. Intense competition is expected to continue across a wide range of industry participants amid the evolving market landscape.

Our Success

Our ability to compete and succeed in this competitive environment depends on:

•enhancing and integrating existing products;

•introducing new offerings quickly and cost-effectively;

•meeting changing customer needs;

•delivering robust information security to build trust and mitigate cyber threats;

•extending our core technologies into new applications; and

•anticipating industry and technology shifts.

Competitive pressures are particularly strong when rivals have network assets better suited to customer needs, faster transmission speeds, lower prices, or a longer track record in the market.

Business

We compete for business customers based on factors such as:

•network reliability and comprehensive coverage;

•data transmission speed and latency;

•pricing and billing simplicity;

•integrated service offerings;

•IP network reach and peering capacity;

•digital ordering capabilities and ease of use; and

•customer service quality.

Additional information about competitive pressures is located under the heading “Risk Factors — Business Risks” in Item 1A.

Research, Development and Intellectual Property

As of December 31, 2025, we held approximately 1,040 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors — Business Risks” in Item 1A and Note 16 — Commitments, Contingencies and Other Items in Item 8.

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the "FCC"), state regulatory commissions, and occasionally local agencies. Our non-domestic operations are regulated by supranational groups such as the European Union ("EU"), national agencies and frequently state, provincial, or local bodies. In most areas where we offer regulated services, we must obtain and maintain operating licenses from these bodies.

Changes in the leadership or structure of these regulatory bodies can significantly affect our revenue, expenses, competitive position or prospects. Because such changes are often difficult to predict, long-term planning is challenging.

This section highlights certain regulations affecting our operations, though additional regulations could have a significant impact. For additional information, see “Risk Factors” in Item 1A.

Federal Regulation of Domestic Operations

We are subject to extensive regulation by the FCC and state commissions, including obligations under the Universal Service Fund programs. The FCC regulates our interstate services, including business data service charges for wholesale network transmission and intercarrier compensation — such as interstate access charges billed to other communications companies for originating and terminating interstate phone calls and voice services, such as compliance with rules designed to protect consumers against unlawful automated calls or robocalls.

The FCC also regulates several aspects of our business related to international communications services, privacy, public safety, and network infrastructure, including:

•our access to and use of telephone numbers;

•our provision of emergency 911 services; and

•our use or removal (potentially on a reimbursable basis) of equipment from vendors deemed to cause potential national security risks.

Failure to comply with FCC regulations can result in significant penalties. Many recently adopted FCC regulations remain under judicial review or subject to further rule-making, increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Other Federal Regulation

Federal officials have proposed changes to existing programs and laws that could impact our business, including proposals designed to increase broadband access, promote competition among broadband providers, and lower broadband costs. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, state and federal agencies continue working to distribute these funds to eligible applicants. We anticipate that the release of this funding may intensify competition for broadband customers.

Broadband Regulation

The regulatory environment for broadband internet access service (“BIAS”) has shifted significantly in recent years, creating uncertainty about future requirements. Key developments include:

•FCC classified BIAS as a common carrier service under Title II of the Communications Act of 1934 and imposed net neutrality rules in 2015;

•FCC repealed the Title II classification and most of the net neutrality mandates in 2017;

•FCC adopted a new order reclassifying BIAS as a Title II utility service and re-imposing net neutrality rules in 2024; and

•a federal appeals court vacated the FCC's 2024 order, concluding that Congress did not authorize Title II regulations of BIAS in 2025.

Several states have proposed or enacted laws or orders focused on state-specific Internet service regulation. Certain members of Congress and consumer interest groups continue to advocate for classifying BIAS as a Title II utility service.

These developments create uncertainty regarding the future regulatory landscape for BIAS. Any increase in regulation could:

•hinder our ability to operate our data networks efficiently;

•restrict necessary network management practices to ensure quality service; and

•increase the cost of operating, maintaining, and upgrading our network.

Collectively, these developments and potential regulatory changes could materially impact our operations and increase compliance costs.

State Regulation of Domestic Operations

State regulatory agencies have jurisdiction when our facilities and services are used to provide intrastate telecommunications services. Level 3 provides competitive services that are generally subject to less state regulation than incumbent local exchange carriers ("ILEC"s).

Data Privacy Laws and Regulations

We are subject to numerous foreign, federal, and state laws governing the storage, maintenance, and use of customer data, including consumer protection, data protection, privacy, intellectual property, and other similar laws. These requirements are complex and vary widely across jurisdictions.

International Regulations

As a global service provider, we must comply with various jurisdictional data privacy regulations, including the EU’s General Data Protection Regulation (“GDPR”) and similar data privacy laws adopted in other jurisdictions of our international markets.

Domestic Regulations

Domestically, the number of state privacy laws continues to increase. The application, interpretation, and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a global service provider, we are subject to complex foreign and U.S. laws governing business ethics and practices, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations. To mitigate risk, we maintain compliance policies, programs, and training designed to prevent non-compliance with these anti-corruption and fair competition laws across all jurisdictions where we operate.

Regulation of International Operations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where we provide services. The scope and nature of these regulations vary by country and in some jurisdictions, communications regulatory frameworks are still developing and do not fully address many issues, including the pricing of services. Our overseas operations are also subject to various other domestic or non-domestic laws or regulations, including those governing:

•exports and imports of various goods or technologies;

•certain sanctioned business activities;

•competition; and

•cross-border data flows.

These requirements collectively shape our compliance obligations and influence how we conduct international operations.

Other Regulations

Our networks and properties are subject to numerous federal, state, and local laws and regulations, including those governing the use, storage, and disposal of hazardous materials, the release of pollutants into the environment, and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 16 — Commitments, Contingencies and Other Items in Item 8.

Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction activities that require us to obtain permits, licenses, or franchises to operate. These regulations are enacted by municipalities, counties, states, federal government, or other regional governmental bodies and can vary widely across jurisdictions. In some cases, such regulations may require us to pay substantial fees or impose conditions that affect our network buildout initiatives.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather-related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms, and tornadoes.

Website Access and Important Investor Information

Lumen's and our website is www.lumen.com, and we routinely post important investor information in the “Investor” section of our website at ir.lumen.com. Our principal executive offices and telephone number are listed on the cover page of this report. Information on our website is provided for convenience only and is not part of this or any other SEC filing.

SEC Filings

Free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information filed with the SEC are available on our website under “Investors” → “Financials” → “SEC Filings” or at https://www.sec.gov. Reports for certain subsidiaries are also available.

Available Information

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our investor relations website (www.ir.lumen.com) and the following social media accounts to augment our disclosures:

•https://www.twitter.com/lumentechco;

•https://www.linkedin.com/company/lumentechnologies;

•https://www.facebook.com/lumentechnologies; and

•https://www.youtube.com/lumentechnologies

Please note that this list may be updated from time to time. Investors should subscribe to these social media accounts and our investor alerts, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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

Business Risks

Challenges with integrating, modernizing, and digitally transforming our systems could adversely affect our business and financial results.

To achieve our operational and strategic goals and projected cost savings, we must integrate and modernize legacy systems, retire aging or obsolete platforms, deploy master data management, and complete our digital transformation to deliver a global digital platform with automated offerings and digital self-service. These initiatives require efficient resource allocation, advanced project management, adoption of emerging technologies (including AI), access to subject-matter experts, and cross-functional collaboration.

We cannot assure you these efforts will be completed on time, be within budget, or achieve intended benefits. Failure to execute could disrupt service delivery, delay repairs, reduce anticipated efficiencies, destabilize our network, and hinder compliance with regulatory or contractual obligations. These outcomes could result in customer loss, inability to attract new customers, and failure to meet financial objectives, any of which could materially and adversely affect our business and results of operations.

We may not realize the anticipated benefits of our strategic focus on PCF solutions.

We have prioritized sales from our PCF solutions in recent periods. PCF agreements involve delivery obligations and performance conditions that can affect timing and amounts of revenue recognition. Construction delays or cost overruns — from weather, supply chain, labor, permitting or other issues — could raise costs. Shifts in data center connectivity demand could reduce or even eliminate future PCF profitability. If anticipated benefits do not materialize or costs increase, our financial results may be adversely impacted.

Our attempts to capitalize on emerging market opportunities — especially AI — may fall short.

Growth in AI products and solutions, along with other recent industry changes have fueled demand for higher transmission speeds, greater bandwidth, lower latency and more advanced networking services. We are building a digital networking services ecosystem designed to deliver compelling products and services, including PCF solutions, that address market demand. Achieving this vision requires continuous system enhancements, seamless integration, and the ability to meet evolving customer needs amid rapid technological change and intense competition. If AI-related demand proves weaker, slower, or materially different from our assumptions in strategic plans or guidance, we risk misallocating resources and failing to meet growth objectives.

In connection with establishing our strategies, we have assumed that the continued development of AI will continue to drive robust demand for our products and services, which subjects us to the risk of misallocating our resources if AI-related demand fails to meet current expectations.

The use of AI in internal operations may create governance, operational, cybersecurity, privacy, and regulatory risks that could adversely affect the Company's business and results of operations.

We operate in an intensely competitive industry, and existing and future competitive pressures could harm our performance.

Each of our offerings face intense competition from a broad range of providers under evolving market conditions that have increased both the number and diversity of competitors. Many of these competitors:
•offer products and services that substitute for our legacy wireline offerings, including wireless broadband and voice or non-voice communication services;

•provide a more comprehensive portfolio of communications products and services;

•operate newer, more integrated, or more advanced systems that enable faster and more efficient service delivery;

•possess greater financial, technical, engineering, research, development, marketing, and customer relationship resources;

•conduct operations or raise capital at lower costs;

•are subject to fewer regulatory constraints or costs;

•benefit from stronger brand recognition and deeper, long-standing customer relationships; or

•maintain larger-scale operations.

These advantages may allow competitors to compete more successfully for customers, strategic partners, and acquisition opportunities. In recent years, competitive pressures have commoditized pricing for certain products and reduced market prices for many others. We expect these pressures to continue, which could place further downward pressure on pricing and adversely impact our profitability.

Our ability to compete could be diminished if we fail to innovate and deliver advanced solutions timely.

The technology and communications industry is undergoing rapid technological change, increasing demand for digitally-integrated products and enabling an increasing variety of competitors to enter the market. These changes are reducing demand for certain services, enabling the development of competitive alternatives, allowing customers to bypass our networks, and compressing profit margins. Customers increasingly expect higher transmission speeds and advanced offerings, including traditional and generative AI services. Several competitors have committed substantial resources to developing these advanced services.

To remain competitive, we must:

•accurately predict and respond to technological developments;

•develop and offer attractive products and services that meet evolving customer needs;

•migrate customers from legacy offerings to newer products and services;

•provision our products and services quickly and reliably;

•maintain and expand our network to support significantly greater transmission capacity and speeds; and

•retire outdated services cost-effectively.

Our ability to achieve these objectives may be constrained by limitations in our network, technology, capital resources, or personnel. Failure to successfully execute these initiatives could result in resource misallocation and an inability to retain existing customers or attract new ones, which may adversely affect our business, financial condition, and results of operations.

Talent constraints and evolving work models could significantly impede our ability to attract, develop and retain qualified personnel and may impair execution of our transformation and strategic initiatives.

As we continue transforming to primarily serve Business customers and deliver advanced products, we face intense competition for skilled leaders and employees and may be unable to attract and retain the technical, operational, sales, and managerial expertise needed to execute our strategy. Competitors with greater resources may offer compensation and benefits exceeding ours, and remote work arrangements have broadened the pool of employers competing for talent. The relatively low trading price of Lumen's common stock has reduced the perceived value of Lumen's equity-based compensation programs, further hindering our ability to recruit and retain critical talent. Moreover, our significant remote and hybrid workforce could impair collaboration, innovation, and productivity, and weaken the collegial relationships that support our corporate culture. These factors could materially and adversely affect our ability to execute our strategic plans and achieve our business objectives.

Declining revenues and financial uncertainty could adversely affect our business.

Primarily due to competitive and technological changes discussed throughout this report, we have experienced prolonged systemic declines in several of our legacy services, including local voice, long-distance voice, network access, and private line revenues. More recently, pricing pressure and other factors have contributed to revenue declines across a broader array of products and services. Although we have implemented operating and strategic plans to address these challenges, we may not succeed in achieving future revenue growth within projected time frames, or at all. Many of our newer offerings generate lower margins and may displace higher-margin legacy services, further impacting profitability.

These revenue declines or failure to hit our revenue growth goals, combined with elevated debt levels and Lumen's relatively low stock trading price, may create uncertainty about our future prospects and ability to meet obligations. Concerns about our financial condition may adversely affect employee morale and customers, vendors, landlords, lenders, and other third parties may be reluctant to transact with us or impose unfavorable terms if they believe our future is uncertain. Lumen's relatively low stock price may also restrict our ability to raise capital through equity offerings and reduce analyst coverage. Any of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects.

Damage to our reputation or brands could have a material adverse effect on our business.

The Lumen and Level 3 brand names, together with our corporate reputation, are critical assets that support our ability to attract and retain customers and employees. These assets are vulnerable to significant harm from events such as customer or competitor disputes, cyber-attacks, service outages, data breaches, internal control deficiencies, performance failures, compliance violations, employee misconduct, government investigations, or litigation. Similar incidents involving competitors could also generate negative publicity for the entire industry, indirectly impacting our business.

Our reputation may further be impaired by criticism from customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers, or others regarding our services, operations, or public positions. For example, unfavorable trends in customer experience scores — such as Net Promoter Score (“NPS”) or Customer Health Score (“CHS”) — relative to competitors could adversely affect us. Additionally, the risk of reputational harm associated with unauthorized disclosure of confidential information or customer data may increase if employees misuse social networking platforms or emerging technologies, including generative AI tools. Negative or inaccurate information about Lumen, even if based on rumor or misunderstanding, could also cause reputational harm.

Damage to our reputation or brands may be difficult, costly, and time-consuming to remediate. Any such harm could diminish the value and effectiveness of our brands, reduce investor confidence, and erode customer and employee loyalty, ultimately having a material adverse impact on the value of our securities.

We could be materially impacted by cyber-attacks.

As a critical infrastructure provider, our operations rely heavily on a broad range of hardware, software, networks and other products and services that are owned and managed by us or by third parties, including systems used to transmit and store large volumes of sensitive data (collectively, “IT systems”). We and our third-party partners and customers are frequent targets of increasingly sophisticated cyber-attacks, including distributed denial-of-service, ransomware, malware, viruses, credential harvesting, man-in-the-middle, software vulnerability exploitation, and social engineering. Our efforts to implement sound information security and business continuity programs cannot ensure the integrity of our systems and successful attacks could materially disrupt operations, compromise data, damage our reputation, trigger regulatory investigations or litigation, or result in significant costs. We have acquired and will continue to acquire companies that may have cybersecurity vulnerabilities or unsophisticated controls, which exposes us to significant risk.

We and certain of our third-party providers have previously experienced cyberattacks and security incidents. Future attacks could have a material adverse effect on our business, operations, or financial results.

As further described in Item 1C “Cybersecurity” of this annual report, cyber-attacks originate from multiple sources and manifest in diverse ways, potentially exposing personally identifiable information, customer data, or protected health information, subjecting us to stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of unaffiliated third-party systems on which we materially rely to operate our business. Risks are heightened by factors such as:

•our storage of digital information on Internet-connected servers;

•use of open and software-defined networks;

•complexity of our global network infrastructure, including harder-to-secure legacy systems;

•rising demand for data services;

•increasing customer scale and complexity of service requirements;

•our large remote workforce;

•our IT support obligations tied to divested businesses; and

•escalating sophistication of threat actors.

Consequences of a successful attack could include operational disruption, data loss or exposure, regulatory penalties, reputational harm, customer attrition, service credits or costly retention incentives, costly remediation, litigation, and loss of certifications. Any of these outcomes could require us to notify customers, regulatory agencies or the public of data incidents and have a material adverse impact on our business, operations, or financial results.

Our role in global internet traffic makes us a continuing target for advanced persistent threats, including nation-state actors and other sophisticated threat actors. Risks are amplified by AI-driven attacks, widely available evasion and anti-forensic tools that make it increasingly challenging to detect, respond to, and recover from cyber attacks. Escalating geopolitical tensions and rivalries increase the likelihood of state-sponsored cyber-attacks against us. No defenses can guarantee prevention. Consequently, we expect to experience cyber incidents in the future. While past incidents have not had a material adverse effect on our business strategy, results of operations, or financial condition, we cannot guarantee that material incidents will not occur in the future. We continue to take steps designed to limit our cyber risks, and although we maintain cyber insurance, coverage may be limited by deductibles, exclusions, and caps, and may not fully offset losses.

Moreover, as a contractor to the Department of Defense (“DoD”), we are contractually required to protect “controlled unclassified information” and comply with the DoD’s cybersecurity requirements, including the security controls specified in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”). The DoD has also begun phased implementation of the Cybersecurity Maturity Model Certification (“CMMC”) into its contracts. CMMC incorporates the requirements of NIST SP 800-171 and will require all contractors to, depending on the level of security required, perform a self-assessment or receive specific third-party certifications. If we are unable to protect controlled unclassified information or to achieve or maintain the required CMMC level, we may be deemed ineligible to bid on or perform certain government contracts. Noncompliance could also result in contract termination, reduced revenue, reputational harm, and increased costs associated with remediation and reassessment, any of which could materially harm our business.

Network, platform, or service failures could materially impact us.

From time to time, we experience outages in our network, hosting, cloud, or IT platforms, or failures of our products and services — including basic and enhanced 911 emergency services — to perform as intended. These disruptions expose us to many of the same risks described above for cyber-attacks and may lead to lost revenue, issuance of customer credits or refunds, complete customer loss, regulatory fines, and reputational harm.

We remain vulnerable due to factors such as aging infrastructure, human error, continuous changes in our network, introduction of new products and technologies, vendor and supply chain weaknesses, rogue employees, and hardware or software limitations. Remediation efforts may be more costly, time-consuming, disruptive, and resource intensive than anticipated. Future disruptions could lead to delayed sales, lower margins, fines, or customer attrition, any of which could have a material adverse impact on our business, reputation, results of operations, financial condition, and cash flows.

Our ability to conduct our operations is materially reliant on key suppliers, vendors, customers, and other third parties.

Our operations, financial performance, and liquidity rely significantly on key suppliers, vendors, licensors, customers, and other third parties. Disruptions or terminations of these relationships could have a material adverse effect on our business, financial condition, or results of operations.

Reliance on other communications providers: To deliver certain services within certain markets, we purchase services, lease network capacity, or interconnect with infrastructure owned by other communications carriers or cloud companies, some of which compete with us. These arrangements limit our control over service availability, delivery, and quality. We face risks that these providers may decline to renew agreements, impose unfavorable terms, or experience financial distress, including bankruptcy, that could impair ability to provide services. These risks are heightened when contracting with competitors, who may terminate agreements, increase prices, or prioritize their own traffic. In addition, some communications providers rely on our network to transmit their data or voice traffic. If these companies shift all or part of this traffic to alternative networks they own, build, or lease, our revenue could decline. For example, certain hyperscaler customers have developed infrastructure that has reduced their reliance on our network.

Reliance on key suppliers and vendors: We rely on a limited number of suppliers and vendors for critical equipment and services, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment and components, and operational support to assist with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our business could be adversely affected if these parties fail to deliver products or services on acceptable terms due to operational disruptions, increased pricing, security incidents, litigation, financial distress, bankruptcy, or strategic changes.

Reliance on key licensors: We license essential technologies from third parties to deliver certain products and services. These agreements may expire or be terminated, and future licenses may not be available on acceptable terms or at all. If a licensor faces intellectual property disputes or other challenges, our ability to use licensed technology could be impaired. Incorporating licensed technology into our network may also limit flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We maintain several complex, high-value contracts with national and global customers. These contracts are subject to factors that may reduce or eliminate profitability. Failure to renew significant contracts upon expiration would adversely affect our results.

Reliance on landowners: We require rights-of-way, colocation agreements, franchises, licenses, and other authorizations from governmental bodies, railway companies, utilities, carriers, and other third-party landowners to locate a portion of our network equipment over, on or under their respective properties, or to conduct operations within their jurisdictions. Many of these authorizations will expire within the next five to ten years unless renewed. Our operations could be adversely affected if authorizations lapse, are cancelled, terminated, allowed to expire, or become subject to material price increases. Network expansion may also be delayed if we cannot secure necessary permits or approvals. We cannot assure successful renewal or replacement of these arrangements.

Extreme weather and climate change could disrupt operations and increase costs.

Many of our domestic facilities are located in regions susceptible to severe weather and natural disasters, including tropical storms, hurricanes, tornadoes, earthquakes, floods, wildfires, or other casualty events. These events have disrupted operations in the past and may occur again, potentially causing significant damage such as downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, property and equipment loss, and business interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we implement to protect infrastructure and maintain operations may prove inadequate to sustain our operations following such events. Any such occurrence could result in lost revenue, litigation risks, reputational harm, and reduced profitability.

In addition, climate change may increase the frequency or severity of these events, heightening our exposure to operational disruptions and supply chain risks. Climate change could also require increased investment in network resilience and lead to additional regulatory requirements that may adversely affect our operations or financial results.

Our environmental, social, and governance programs and disclosures may expose us to legal, operational, and reputational risks.

We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Our environmental and sustainability initiatives, goals, and targets may be difficult to achieve and costly to implement. Increased required or voluntary disclosures regarding these efforts could subject us to scrutiny or criticism concerning their accuracy, adequacy, or completeness. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Failure — or perceived failure — to meet our environmental commitments or evolving stakeholder expectations could result in regulatory or legal proceedings, loss of customers or employees, reputational harm, or other adverse impacts on our business. Conversely, we may lose stakeholders who oppose such initiatives or face claims alleging these efforts caused harm.

Adverse developments impacting our non-consolidated affiliates could indirectly impact us.

Our consolidated operations constitute only a portion of the consolidated operations of our corporate parent, Lumen. We engage in various intercompany transactions with affiliates of Lumen that are not members of our consolidated group of companies. Events or developments that adversely impact these non-consolidated affiliates will not directly impact our consolidated financial position or performance as reported under GAAP, but could nonetheless indirectly adversely impact us to the extent such developments interfere with the ability of such non-consolidated affiliates to provide services or pay amounts to which we or our subsidiaries are entitled. For these reasons, you are urged to review the risk factor disclosures contained in Item 1A of Lumen’s Annual Report on Form 10-K for the year ended December 31, 2025.

We face other business risks.

We face additional business risks, including:

•challenges in managing a global organization that offers a complex portfolio of products to a diverse customer base;

•potential supply constraints, labor shortages, construction delays, or other factors that could impede our infrastructure buildout plans;

•risk that sustained high vacancy rates in fiber on-net buildings we serve could reduce demand for our services; and

•uncertainties and risks associated with acquiring or disposing of businesses or pursuing other strategic transactions.

Legal and Regulatory Risks

Complex and evolving regulations could increase operational and compliance costs.

As explained in greater detail elsewhere in this annual report, we are subject to numerous, often complex and occasionally conflicting laws and regulations at the international, federal, state, and local levels. While Level 3 provides competitive services that are generally not subject to state regulation to the same degree as ILECs, we cannot assure that we will successfully obtain or maintain all authorization licenses necessary to operate in our markets, and full compliance cannot be guaranteed at all times. Even when authorizations are secured, the service standards and conditions imposed under these authorizations and related laws may increase costs, restrict operational flexibility, or expose us to third-party claims.

Governmental agencies, including state attorneys general, have routinely investigated our business practices in the past and are expected to continue doing so. These investigations have resulted in substantial fines and, in some cases, consent decrees that restrict future conduct and carry judicial enforcement risks. Breaching a consent decree could subject us to contractual remedies and contempt of court proceedings, any of which could have material adverse consequences. Future investigations could lead to litigation, penalties, operational changes, or reputational harm.

We provide services to various federal, state and local agencies. Failure to comply with complex regulations, laws, or contractual terms could result in penalties, negative publicity, suspension or debarment from future programs, or revocation of FCC licenses. Government agencies reserve the right to terminate contracts for convenience or lack of funding, which could materially impact our results of operations.

We are subject to numerous data privacy and security laws, including recently enacted or strengthened requirements in the EU and certain U.S. states. These laws are complex, frequently change, and often conflict across jurisdictions. Customers may impose additional requirements. Noncompliance could result in substantial penalties and reputational damage.

Due to the nature of our operations, we have been, and expect to continue to be impacted by regulatory developments related to climate change, including, for example, the direct regulation of greenhouse gas emissions or carbon policies that could result in a tax on such emissions. In addition, policy-driven changes in the prices of fuel or energy in geographies in which we operate could make it more expensive for us to purchase energy to power our networks and data centers.

Laws governing our operations have long been unsettled, limiting our ability to plan effectively. Regulatory uncertainty has increased following a 2024 U.S. Supreme Court decision eliminating judicial deference to agency interpretations of ambiguous federal laws. Future legislation or court rulings could impose burdensome requirements or liabilities. For example, our business could be materially impacted if U.S. Congress amends or repeals current federal limitations on the liability of private network providers, such as us, for third-party content stored or transmitted on private networks, as proposed by certain officials and consumer groups. We could also be significantly affected by initiatives to expand regulation of internet service providers or strengthen data privacy laws.

We may face legal and reputational risks related to third-party content on our network.

Although our service contracts generally disclaim liability for third-party content, as a private network provider we could be subject to claims arising from content stored or transmitted on our systems. These claims may include allegations of defamation, invasion of privacy, copyright infringement, or facilitating prohibited activities such as online gambling or pornography. While we believe our liability is limited under current law, similar claims against other carriers have succeeded, and we cannot assure that our defenses would prevail. In addition, such content could result in negative publicity and harm our reputation. Furthermore, proposed changes to applicable laws could significantly increase our exposure and require us to implement measures to mitigate these risks.

Pending legal proceedings involving us and our affiliates could have a material adverse impact on us.

We and our affiliates are involved in several potentially material proceedings, including derivative and class action lawsuits. The outcome of these matters is inherently uncertain, and we may incur losses that exceed our recorded liabilities or insurance coverage. Any of the proceedings described in Note 16 — Commitments, Contingencies and Other Items in Item 8, as well as other current or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the market price of our debt securities, and our ability to access capital. We cannot provide assurance regarding the ultimate impact of these matters.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on patents, copyrights, trade names, trademarks, service marks, trade secrets, and other intellectual property rights, as well as confidentiality agreements and procedures, to safeguard our proprietary assets. However, these protections may not be fully effective, including due to legal limitations and enforcement challenges. If we are unable to protect or enforce our intellectual property rights, our business, competitive position, operating results, and financial condition could be adversely affected.

Our use of AI technology may create operational, legal, and reputational risks.

We incorporate AI technology into certain products, services, and business processes. AI’s complexity and reliance on algorithms present risks that could lead to operational disruptions or other unintended consequences. Although we strive to use AI responsibly and attempt to identify and mitigate ethical and legal concerns, we may not identify or resolve issues before they occur. Risks associated with our use of AI include harmful or inaccurate outputs, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities. In addition, emerging regulations in the United States, the European Union, and other jurisdictions could increase legal exposure or limit AI’s utility. For these reasons, our use of AI could materially harm our business, operations, or reputation.

Intellectual property claims could result in significant costs and operational disruptions.

We have in the past and may in the future receive notices or be named in lawsuits alleging infringement of third-party intellectual property rights. We have responded or will respond to these notices and claims when appropriate and expect this industry-wide trend to continue. If any of these claims are successful, we could be required to pay substantial damages, discontinue use of certain technology, or pay royalties to continue using it. These outcomes could reduce revenues or profit margins, impair operations, or require us to stop selling or redesign products or services, any of which could materially adversely affect our business. In addition, we may need to obtain rights to use third-party intellectual property to develop new products or services. If we cannot secure these rights on reasonable terms, our ability to introduce new offerings could be restricted, delayed, or made more costly.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could materially impact our business.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals or constitutes “personal information,” “personal data,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and processing of Personal Information.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

International operations expose us to regulatory, economic, and political risks.

Our international operations are subject to a wide range of U.S. and non-U.S. laws, regulations, treaties, tariffs, and governing our operations in international jurisdictions, either directly or indirectly through our contractual arrangements with other carriers. Many of these laws or directives are complex, frequently change, and may conflict across jurisdictions in which we provide services. These requirements could materially restrict our ability to provide services internationally or expose us to penalties, license revocations, or contract terminations if violated. In addition, increases in U.S. tariffs could result in additional costs that we may not recover from customers.

Beyond regulatory risks, conducting business internationally involves other challenges, including: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest, potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates, problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure. Any of these factors could materially adversely affect our operations and financial condition.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

We carry significant levels of debt and related debt service obligations, which could adversely affect us in several ways, including:

•requiring us to allocate a large portion of operating cash flow to interest and principal payments, reducing funds available for other purposes, including acquisitions, capital expenditures, strategic initiatives, and dividends to our ultimate parent company;

•limiting our ability to capitalize on business opportunities or adequately respond to changing market, industry, or economic conditions;

•increasing vulnerability to economic or industry downturns and interest rate fluctuations — particularly on variable-rate debt;

•placing us at a competitive disadvantage compared to less leveraged companies;

•negatively affecting perceptions of our company among customers, vendors, employees, and creditors;

•making it more difficult or costly to obtain future financing or refinancing, potentially forcing asset sales or other unfavorable actions to raise capital; and

•heightening the risk of covenant breaches or missed payments, which could trigger acceleration of some or all of our outstanding debt.

These risks could be exacerbated by changes in economic conditions, additional borrowings, or credit rating downgrades. Subject to certain limitations, our existing debt agreements permit us and our subsidiaries to incur additional indebtedness.

Our ability to obtain future financing may be limited, and failure to refinance debt could adversely affect us.

We expect to periodically seek financing to refinance existing indebtedness and fund other needs. Our ability to secure additional financing depends on factors such as our financial position, performance, credit ratings, and debt covenants, and market conditions. Market conditions could be negatively affected by disruptions in global or domestic debt markets, geopolitical instability, trade restrictions, pandemics, weak economic conditions, or adverse developments in the communications industry. Periodic volatility and disruptions in capital markets have historically limited the ability of leveraged companies like ours to obtain debt financing. We cannot assure that additional financing will be available on acceptable terms, or at all.

If we are unable to make required debt payments or refinance our debt, we may need to consider alternatives such as selling assets, issuing additional debt securities, reducing or delaying expenditures, or negotiating debt restructurings. However, our and our affiliates debt agreements and market conditions may restrict or limit our ability to implement these actions on favorable terms, or at all. Even if implemented, these measures could negatively affect our operations, financial performance, or future prospects.

We are part of a highly complex debt structure, which could impact the rights of our investors.

Most of the debt of our subsidiary Level 3 Financing is secured by substantially all of its assets and guaranteed by certain affiliates. The remainder is unsecured but still guaranteed by certain affiliates, including us. Lumen Technologies, Inc. and certain of its subsidiaries owe significant amounts under various debt arrangements. Roughly three-quarters of Lumen Technologies, Inc.’s debt is guaranteed by principal domestic subsidiaries, some of which have pledged substantially all their assets — including the assets of their respective subsidiaries — to secure their guarantees. The rest is neither guaranteed nor secured. Substantial debt is also owed by certain subsidiaries of Qwest Communications International Inc. Most of the subsidiaries of Lumen Technologies, Inc. have neither borrowed funds nor guaranteed debt. As a result, determining the priority of rights among holders of our consolidated debt instruments is complex and depends on the assets and earnings of the issuing or guaranteeing entities. In addition, such debt is structurally subordinated to all liabilities of non-guarantor subsidiaries to the extent of the value of those subsidiaries that are obligors.

Restrictive covenants and potential defaults under our debt agreements could materially affect our operations and liquidity.

Under our and our affiliates’ consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, with the most restrictive applying to Lumen Technologies, Inc. and Level 3 Financing, Inc. These covenants limit our ability to incur additional debt or guarantees, pay dividends or other distributions to our equity holder, make loans, create liens, sell assets, transact with affiliates, or engage in mergers and other strategic transactions. These restrictions could materially impair our and our affiliates’ ability to operate, restructure our respective businesses, issue priority debt, or pursue acquisitions and other strategic initiatives.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes also include financial maintenance covenants. Our agreements contain substantially similar limitations and treat it as a separate restricted group, which may significantly restrict transactions with Level 3 Parent, LLC, including cash transfers among affiliated entities. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

We cannot assure you that we or our affiliates will be able to comply with these covenants. Failure to do so may result in an event of default, which could lead to the acceleration of substantial indebtedness, severely constrain our liquidity, and potentially force us to seek bankruptcy protection. Because certain instruments include cross-default and cross-acceleration provisions, a single default could trigger defaults across multiple agreements, significantly magnifying liquidity pressures.

Due to the complexity of our debt structure, covenants and operations, we or our affiliates have encountered, and may in the future encounter, disputes regarding our covenant compliance which, if not resolved in our favor, may cause a material adverse effect.

Our cash flows may not adequately fund all of our cash requirements.

Our business is very capital intensive. We expect to fulfill obligations under certain PCF agreements and maintain, upgrade, and expand our network infrastructure and product offerings. These capital needs are influenced by factors such as:

•evolving customer service requirements;

•the need to maintain aging or obsolete infrastructure until replacement;

•ongoing investments to enhance our network to remain competitive and meet demand; and

•regulatory and contractual commitments.

Failure to make necessary capital expenditures could adversely affect our financial performance and prospects. In addition, we will require significant cash to meet fixed commitments and other objectives, including debt repayments, interest expense, operating costs, maintenance expenses, tax obligations, pension contributions, and other benefit payments. While recent PCF agreements have improved near-term liquidity, we cannot assure that future operating cash flows will be sufficient to fund capital investments, debt obligations, or other long-term cash requirements.

Our ability to meet our obligations depends on cash flows from our subsidiaries.

Because we and Level 3 Financing are holding companies, substantially all of our income and operating cash flow is dependent upon the earnings of our respective subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our respective subsidiaries are separate and distinct legal entities and, except where they have provided guarantees, have no obligation to pay amounts owed by us or to make funds available for our use. Subject to limited exceptions for tax or cash management purposes, non-guarantor subsidiaries are not required to provide us with cash through dividends, loans, or other transfers.

As discussed in greater detail elsewhere herein, restrictions under credit agreements, other contractual arrangements, and applicable laws limit the ability of certain subsidiaries to transfer funds to us. These restrictions include limitations on dividend payments. In addition, our rights to receive assets upon a subsidiary’s liquidation or reorganization are effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Laws governing our subsidiaries generally restrict the amount of dividends they may pay, and future limitations could arise under tax laws, regulatory orders, or other regulations. For these reasons, you should not assume that our subsidiaries will be able to generate and distribute sufficient cash to meet our obligations.

We periodically transfer cash to our controlling equity owner, Lumen Technologies, which creates certain risks. Lumen Technologies currently owes us under affiliate credit facilities, and any adverse developments affecting Lumen could impact our ability to collect this debt. While Level 3 Financing can freely transfer assets to us, we plan to continue distributing a substantial portion of our consolidated cash flow to our equity holder, reducing funds available for debt repayment or other purposes. Additional risks related to investing in our debt securities are detailed in the disclosure documents distributed at the time of issuance.

We may not be able to fully utilize our NOLs.

We have substantial federal and state net operating loss carryforwards ("NOL"s). Federal and state tax attributes, including NOLs, can be subject to limitations under Section 382 of the Internal Revenue Code and related regulations ("Section 382") and similar state tax laws. These limitations could restrict our ability to use these NOLs under our separate return method in the amounts we project. In an effort to safeguard these NOLs, Lumen has maintained an NOL rights agreement which is scheduled to lapse in late 2026. Our state NOLs are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize our federal and state NOLs as projected or at all.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and internal control over financial reporting designed to provide reasonable assurance regarding the reliability of our financial statements and their compliance with GAAP. We cannot assure you these measures will be effective. Any failure or deficiency in these controls could result in inaccurate disclosures, financial reporting errors, or noncompliance with SEC requirements, which could materially and adversely affect our reputation, financial condition, or results of operations.

We face other financial risks.

We face other financial risks, including among others the risk that:

•future intangible asset impairments could result in significant non-cash charges, reducing earnings and member's equity and adversely affecting our financial condition;

•persistent or rising inflation could adversely affect our business, potentially leading to lower customer demand, reduced profit margins, increased interest costs, and challenges in retaining personnel if wage expectations are not met;

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us, our affiliates, or our industry could adversely impact the liquidity or market prices of our outstanding debt securities;

•higher prevailing interest rates would increase interest expense under our floating-rate debt;

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay; and

•ongoing attempts of the U.S. Federal government, U.S. state and local governments, various foreign countries, and supranational or international organizations to reform taxes or identify new tax sources could materially impact our tax positions, and one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those recognized in our consolidated financial statements.

Divestiture Risks

We may not realize the anticipated benefits of our completed divestiture.

In connection with divesting our EMEA business in 2023, we completed internal restructurings and entered into multi-year agreements with the purchasers to provide certain transitional services and to provide or receive certain commercial services. It has been challenging and time-consuming to provide transition services, and we expect this will continue to be the case. Consequently, we may:

•face disputes with purchasers regarding the scope or adequacy of transition services or the terms of our commercial agreements;

•incur greater costs or fewer benefits than anticipated under post-closing agreements, including tax or other expenses;

•experience increased vendor costs due to reduced economies of scale and other dis-synergies;

•encounter operational distractions as segregation and support of divested businesses divert resources from the operation, digitization, and transformation our retained business;

•sustain losses or inefficiencies from stranded or underutilized assets;

•lose customers dissatisfied with post-closing services;

•face talent challenges, including difficulty retaining or attracting personnel; and

•experience operational challenges separating divested assets from retained assets.

Divestitures may not yield the expected benefits. We could incur greater tax or other costs, realize fewer benefits under the purchase agreement and related post-closing arrangements, or face operational challenges separating divested assets from retained assets. We may experience losses from stranded or underutilized assets, reduced future cash flows, and dis-synergies. We may not realize the expected proceeds, cash flows, or strategic benefits on the anticipated timeline or in the amounts projected. In addition, we remain subject to ongoing obligations and liabilities, including indemnification obligations, which could continue to divert resources and adversely affect our financial condition and results of operations. The 2023 divestiture has reduced our cash flows. If our remaining business underperforms, these effects could exacerbate other financial risks described elsewhere in this section, including our ability to meet cash requirements.

General Risks

Changes in government trade policies could adversely affect our business.

Changes in U.S. or foreign government policies may result in modifications to existing trade agreements, the imposition of new tariffs, or significant increases in existing tariffs on goods imported into the U.S., as well as retaliatory measures by foreign governments. The U.S. presidential administration has implemented or increased tariffs and signaled its intent to impose additional tariffs, but future actions by U.S. or foreign governments remain uncertain. A trade war or other governmental actions related to tariffs or trade agreements, as well as changes in social, political, regulatory, or economic conditions or laws governing foreign trade, manufacturing, development, and investment in countries where we operate, could negatively impact our business. In addition, any resulting negative sentiment toward the U.S. could further harm our operations, financial condition, or results of operations.

Unfavorable general economic, societal, health or environmental conditions could negatively impact us.

Unfavorable general economic, societal, health or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, government shutdowns, political instability or other factors, could negatively affect our business or operations in a variety of ways.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we value constructive input from our stakeholders, activist shareholders at the Lumen level may at times pursue proxy solicitations, submit shareholder proposals, or otherwise seek to influence our strategy or gain control over Lumen and its affiliates, including us. Responding to such actions can be costly, time-consuming, and disruptive to operations of Lumen and us, diverting the attention of our Board of Directors and management from day-to-day operations. These impacts may be heightened if activist shareholders advocate actions that lack broad shareholder, Board, or management support. In addition, the recent rise in debtholders could increase the risk of claims under debt agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the confidentiality, integrity, and availability of information and systems under our control. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise program to other key risk areas. We dedicate significant resources towards programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. This program seeks to identify, detect, protect against, and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. Lumen maintains an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.

Our cybersecurity and privacy policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our information technology, privacy, product, and operations departments to continuously evaluate emerging cyber risk as part of our overall risk management program. We monitor existing or proposed cybersecurity and privacy laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to the GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor we are required to comply with extensive governmental regulations and standards regarding cyber security.

Lumen periodically engages both internal and external auditors and consultants to assess and enhance our program and to assist in responding to cybersecurity incidents. Many of these independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Standards Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats, as well as digital forensics and related work. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also mutually exchange threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

As noted elsewhere in this annual report, we are materially reliant on a variety of third-party service providers to operate our business, which exposes us to the risk of cyber incidents impacting those providers’ systems. We have a vendor risk management program that assesses, manages and oversees risks associated with third-party service providers who have access to our data and systems. We engage in diligence, contracting or maintain ongoing monitoring for compliance with our cybersecurity standards, depending on our assessment of each provider's operational criticality and risk profile.

Despite our efforts to manage cybersecurity risks and prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in or is reasonably likely to result in a material adverse effect on our business strategy, operating results, or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on our operating results or financial condition). See “Risk Factors” in Item 1A for a further discussion of cybersecurity risks and how they have affected or may affect us.

Lumen maintains an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of its Board of Directors (the "Board"). These escalation provisions, together with our disclosure controls and procedures, are designed to facilitate appropriate representatives throughout the Company in their assessment of relevant incidents and any necessary public notifications.

Lumen's Cybersecurity Incident Response Team (“CIRT”) is responsible for detecting and coordinating responses to appropriate security incidents. This team regularly assesses its internal communication plan and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it notifies our Cyber Security Watch Team ("CSWAT"), which is responsible for addressing cybersecurity incidents that raise more significant risks.

Our CSWAT comprises senior IT, operations, risk, legal and compliance leaders across our business. In addition to addressing our more significant cyber incidents, the CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews our programs and processes related to information security, third-party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, Lumen prioritizes the identification and management of cybersecurity risk at several levels, including oversight by Lumen's Board, executive commitment, and employee training. Lumen's Risk and Security Committee, comprising independent directors from its Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, the Risk and Security Committee, which meets quarterly, (i) receives periodic reports from Lumen's Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews cybersecurity risk assessments from information security, privacy, and internal audit management teams, including the adequacy and effectiveness of Lumen’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, the Risk and Security Committee provides reports to the full Board regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Lumen's CSO has extensive experience working in the public and private sectors leading security organizations, managing risk functions, and driving large information technology deployments. He has an Engineering degree, a Master of Business Administration, a Chief Information Security Officer Certification, and a Global Information Assurance Certification Security Leadership Certification. He oversees the implementation and compliance of our information security standards and is primarily responsible for managing our processes to assess and mitigate information security related risks.

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

•The ROC, whose core members include our Chief Financial Officer, Chief Technology and Product Officer, Executive Vice President of Enterprise Operations, and Chief Legal Officer, oversees our company-wide risk mitigation strategies. With respect to cyber risks, the ROC's oversight function helps to ensure accountability, adequacy of resourcing, implementation of Company directives, and alignment of oversight provided by the Board and senior leadership team. Some of the more significant risks discussed by the ROC are also reported to Lumen's Risk and Security Committee at least quarterly.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, gateway and transmission facilities, central office equipment, land and buildings related to our operations. Substantial portions of these assets are pledged as collateral to secure the long-term debt of Level 3 Financing, Inc. or the obligations of its affiliate guarantors of such debt.

Our gross property, plant and equipment consisted of the following components as of the dates below:

	December 31,
	2025	2024
Land	1%	2%
Fiber, conduit and other outside plant (1)	36%	39%
Central office and other network electronics (2)	30%	32%
Support assets (3)	18%	19%
Construction in progress (4)	15%	8%
Gross property, plant and equipment	100%	100%
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

We own or lease properties that house and operate our fiber optic backbone, distribution network facilities, point-to-point distribution capacity, switching equipment, and connecting lines between other carriers’ equipment and facilities and the equipment and facilities of our customers. Our gateway facilities are designed to house local sales and operations teams, transmission and IP routing/switching systems, and technical space for colocation of equipment by high-volume Level 3 customers. In total, we operate approximately 7 million square feet of space for our gateway and technical or transmission facilities.

The carrying amount of our net property, plant and equipment was approximately $9.0 billion and $7.6 billion as of December 31, 2025 and 2024, respectively. For additional information, see Note 9 — Property, Plant and Equipment in Item 8.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Latin American Tax Litigation and Claims," "Huawei Network Deployment Investigations," and "Other Proceedings, Disputes and Contingencies" in Note 16 — Commitments, Contingencies and Other Items in Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We have one equity holder, whose equity interest is not publicly traded.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “Level 3 Communications, Inc.,” "Level 3," “we,” “us,” "its," the “Company” and “our” refer to Level 3 Parent, LLC and its consolidated subsidiaries and references to "Lumen Technologies" or "Lumen" refer to our ultimate parent company, Lumen Technologies, Inc. and its consolidated subsidiaries, in each case unless the context otherwise provides.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial performance, liquidity, and the business environment in which we operate. This discussion is intended to help readers understand our results and key factors influencing our operations. The MD&A should be read together with our audited consolidated financial statements and accompanying notes included in Item 8. All references to “Notes” in this section refer to the Notes to Consolidated Financial Statements in Item 8.

This section includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied. For a discussion of these risks, see “Special Note Regarding Forward-Looking Statements” immediately prior to Item 1 and “Risk Factors” in Item 1A.

The MD&A generally discusses results for the years ended December 31, 2025 and 2024, including year-over-year comparisons between these periods. For discussions of 2023 results and comparisons between 2024 and 2023 that are not in this document, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our revenue by product category for 2024 and 2023.

OVERVIEW

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We operate in a rapidly evolving landscape with growing demand for secure, high-speed connectivity. Our strategy focuses on growing and transforming our network and business to deliver next-generation solutions that meet these needs and build the backbone of the AI economy.

Reporting Segment

For the reasons noted in Note 1 — Background and Summary of Significant Accounting Policies, we have determined that we have one reportable segment.

Products and Services

Our products and services are currently organized to reflect product life cycles and our go to market approach. Revenue is reported under four product categories: Grow, Nurture, Harvest, and Other. Revenue from products and services provided to our affiliates is reported under Affiliate Services.

From time to time, we may change the categorization of our products and services. For more information, see "Products and Services" in Item I and Note 4 — Revenue Recognition in Item 8.

Current Business Environment and Macroeconomic Factors

The macroeconomic environment in which we operate remains dynamic and continues to affect our business. Key factors that have impacted us and our customers include:

•Revenue mix: Shifts in technology and economic conditions have driven us to continuously review our strategy and as such, we expect to see continued reduction in legacy voice, broadband, and other legacy services, while fueling growth in our strategic products.

•Inflationary pressures and build costs: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly to support our continued PCF buildout and other network transformations.

•Supply constraints: Shortages of critical components and other materials have slowed certain network expansion efforts.

•Customer behavior: Certain customers have delayed purchasing decisions, which has occasionally impacted sales cycles.

To date, we do not believe these factors have materially impacted our financial performance or position. However, ongoing economic and geopolitical uncertainty, tariffs, inflation, and supply constraints could increase costs, reduce revenues, delay network expansion, or disrupt service delivery, which could materially impact our results. If these conditions persist, our projected cash flows and market capitalization could decline. For further information relating to these matters, see “— Trends Impacting Our Operations” below and "Risk Factors" in Item 1A.
We are actively managing these challenges through disciplined capital allocation, cost optimization, and strategic investments in network infrastructure. We believe these actions position us to navigate current macroeconomic conditions while pursuing long-term growth opportunities.

We expect continued demand for high-capacity, low-latency connectivity solutions, supported by enterprise digital transformation and government broadband programs. While macroeconomic uncertainty and competitive pressures present risks, we believe our transformation initiatives position us to deliver long-term value.

Trends Impacting Our Operations

Our operations are shaped by evolving technology, customer expectations, and market dynamics. Key trends that impact us, and will continue to impact us, include:

•Automation and digital innovation: Growing demand for automated experiences and advanced technologies like AI and multi-cloud platforms requires ongoing investment in technology and infrastructure to enhance service quality and reduce costs.

•Legacy decline and margin pressure: Legacy wireline services continue to shrink, while newer offerings often deliver lower margins — especially those involving third-party connectivity — necessitating cost optimization and pricing discipline.

•Globalization and network expansion amid cost pressures: Distributed business models drive demand for high-capacity, low-latency networks. We are expanding our network capacity to capture growth, while managing vendor cost increases and dis-synergies from our recent divestiture.

•Monetizing network assets with execution risk: We aim to generate revenue through custom connectivity solutions, including PCF, by leveraging excess conduit and fiber assets. These opportunities can be significant but depend on market demand, regulatory conditions, and timely execution.

These and other developments and trends impacting our operations are discussed in "Risk Factors" in Item 1A and elsewhere throughout MD&A.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Operating revenue	$6,543	6,496
Operating expenses	6,454	6,435
Operating income	89	61
Other expense, net	(1,127)	(372)
Loss before income taxes	(1,038)	(311)
Income tax benefit	(258)	(35)
Net loss	$(780)	(276)

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under each of our revenue categories as described in Note 4 — Revenue Recognition in Item 8:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Grow	$4,086	3,837	6%
Nurture	1,365	1,522	(10)%
Harvest	683	757	(10)%
Other	131	118	11%
Affiliate Services	278	262	6%
Total operating revenue	$6,543	6,496	1%

Operating revenue increased $47 million in 2025 compared to 2024. The following were the primary drivers within each product category:

•Grow increased $249 million in 2025. This was primarily as a result of:

◦an increase of $113 million in revenue from dark fiber and conduit;

◦an increase of $71 million in IP services;

◦an increase of $37 million of broadband and other enterprise technology services; and

◦an increase of $30 million in wavelengths services.

•Nurture decreased $157 million in 2025. This was primarily as a result of:

◦a decrease of $78 million in Ethernet services; and

◦a decrease of $78 million in traditional VPN services.

•Harvest decreased $74 million in 2025. This was primarily as a result of:

◦a decrease of $49 million in legacy voice and private line services; and

◦a decrease of $24 million in other legacy services.

•Other increased $13 million in 2025. This was primarily as a result of:

◦an increase of $34 million in managed and professional services revenue; and

◦an offsetting decrease of $17 million in equipment sales revenue.

•Affiliate Services increased $16 million in 2025. This was primarily as a result of:

◦an increase of $45 million from Ethernet services provided to our affiliates;

◦an offsetting decrease of $17 million from wavelengths services provided to our affiliates; and

◦an offsetting decrease of $10 million from revenue from dark fiber provided to our affiliates.

Operating Expenses

The following table summarizes our consolidated operating expenses; however, these expense categories may not be comparable to those of other companies:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,841	2,720	4%
Selling, general and administrative	1,180	1,227	(4)%
Net loss on sale of business	—	17	nm
Operating expenses - affiliates	1,059	1,066	(1)%
Depreciation and amortization	1,374	1,405	(2)%
Total operating expenses	$6,454	6,435	—%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased $121 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $44 million in network expenses;

•an increase of $40 million in employee-related expenses;

•an increase of $33 million in professional fees; and

•an increase of $11 million in real estate and power costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased $47 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $108 million in legal and other professional fees, mainly driven by our debt transactions in the first and third quarters of 2024, with no comparably-sized transactions in 2025;

•an offsetting increase of $32 million in external commissions;

•an offsetting increase of $17 million in marketing and advertising expenses; and

•an offsetting increase of $15 million in hardware and software expenses.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for 2024, see Note 2 — Divestiture in Item 8.

Operating Expenses - Affiliates

Operating expenses - affiliates decreased $7 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $59 million in wavelengths services purchased from our affiliates;

•an offsetting increase of $29 million in Ethernet, other network services, and legacy direct telecommunication services purchased from affiliates; and

•an offsetting increase of $27 million in allocated employee and corporate expense provided to us by our affiliates which includes the impact of (i) higher overall professional fees related to our ongoing modernization and simplification strategies, (ii) increased employee-related expenses, and (iii) the impact of ongoing adjustments to the basis for allocations of costs shared amongst affiliates in the normal course of business.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Depreciation	$691	676	2%
Amortization	683	729	(6)%
Total depreciation and amortization	$1,374	1,405	(2)%

Depreciation increased $15 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $48 million associated with a net increase in depreciable assets; and

•an offsetting decrease of $18 million from accelerated depreciation of CDN assets in 2024.

Amortization decreased $46 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $31 million from accelerated amortization of decommissioned assets; and

•a decrease of $15 million associated with a net reduction in amortizable assets.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Interest expense	$(751)	(819)	(8)%
Interest income - affiliate	287	245	17%
Net (loss) gain on early retirement of debt	(739)	119	nm
Other income, net	76	83	(8)%
Total other expense, net	$(1,127)	(372)	nm
Income tax benefit	$(258)	(35)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased $68 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $28 million in capitalized interest;

•a decrease in average outstanding long-term debt of $150 million; and

•a decrease in average interest rate from 7.82% to 7.43%.

Interest Income - Affiliate

Interest income - affiliate increased $42 million in 2025 compared to 2024. This was primarily as a result of:

•an increase in average interest rate received by us from our affiliates from 9.59% to 10.71%; and

•an increase in average outstanding long-term debt owed to us by our affiliates of $208 million.

See Note 15 — Affiliate Transactions in Item 8 for more information on these facilities.

Net (Loss) Gain on Early Retirement of Debt

For a discussion of the debt transactions that resulted in the net gain on debt that we recognized in 2025 and 2024, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

Other Income, Net

The following table summarizes our total other income, net:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Foreign currency gain (loss)	$8	(19)
Interest income	30	54
Other	38	48
Total other income, net	$76	83

Interest Income

Interest income decreased $24 million in 2025 compared to 2024. This was primarily as a result of:

•lower average cash and cash equivalents balance during the period; and

•lower interest rates earned thereon.

Income Tax Expense

For 2025 and 2024, our effective income tax rate was 24.9% and 11.3%, respectively.

For additional information, see Note 13 — Income Taxes in Item 8 and "Critical Accounting Estimates — Income Taxes" below.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Sources and Uses of Cash

We are a wholly-owned subsidiary of Lumen Technologies, Inc. As such, factors relating to, or affecting, Lumen's liquidity and capital resources could have material impacts on us, including impacts on our credit ratings, our access to capital markets and changes in the financial market's perception of us.

Our primary sources of liquidity are:

•cash from operating activities;

•amounts due to us from Lumen,

•our ability to refinance our debt obligations; and

•capital contributions, advances, or loans from Lumen or its affiliates.

Key balances as of December 31, 2025 included:

•Cash and cash equivalents: $380 million

•Notes receivable-affiliate: $2.7 billion

•Total consolidated indebtedness: $9.8 billion

As of December 31, 2025, $28 million of our cash and cash equivalents were held in foreign bank accounts for funding our foreign operations. Due to various factors, our access to foreign cash is generally more restricted than our access to domestic cash.

We regularly review liquidity and capital allocation strategies with senior management and the Board of Directors, adjusting as strategies and conditions change.

Based on current assumptions, we believe our liquidity sources — operating cash flows, available cash, and credit capacity — will be sufficient to fund near-term requirements and strategic investments. For additional information on risks that could affect liquidity, see “Risk Factors — Financial Risks” in Item 1A.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$4,066	3,131	935
Net cash used in investing activities	(2,285)	(2,204)	81
Net cash used in financing activities	(2,001)	(2,345)	(344)

Operating Activities

Net cash provided by operating activities increased $935 million in 2025 compared to 2024. This was primarily as a result of:

•an increase in deferred revenue related to receipt of advance cash payments pursuant to recent sales of PCF solutions.

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased $81 million in 2025 compared to 2024. This was primarily as a result of:

•an increase in capital expenditures; and

•an offsetting decrease due to the issuance of notes receivable - affiliate to our ultimate parent company in 2024 under the credit facilities described elsewhere herein, with no like transaction in 2025.

Financing Activities

Net cash used in financing activities decreased $344 million in 2025 compared to 2024. This was primarily as a result of:

•an increase in net proceeds from issuances of debt;

•a decrease in distributions to affiliates; and

•an offsetting increase in payments of long-term debt.

See Note 7 — Long-Term Debt and Credit Facilities for details on our debt transactions.

Short-term Liquidity Needs

As of December 31, 2025, we held cash and cash equivalents of $380 million and outstanding Notes receivable - affiliate of $2.7 billion. A significant component of our liquidity is dependent upon Lumen's ability to repay its obligation to us. See Note 15 — Affiliate Transactions for details on terms and conditions of the credit facilities we extended to Lumen Technologies. These resources, together with cash generated from operating activities, represent our primary sources of liquidity for the next 12 months.

Based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, capital expenditures, primarily for network modernization and fiber expansion, and lease payments for our operating and finance lease obligations.

We expect to fund these expenditures primarily through operating cash flows, supplemented by available cash and borrowing capacity as needed. Based on current assumptions, we believe our liquidity sources will be sufficient to fund near-term requirements and strategic investments.

For additional information on short-term liquidity needs, see “Future Contractual Obligations” below.

Long-term Liquidity Needs

Beyond the next 12 months, we plan to refinance a substantial portion of maturing debt through future debt issuances, subject to market conditions and covenant restrictions. Our ability to access capital markets depends on credit ratings and prevailing interest rates, and we cannot assure favorable terms for future borrowings. We may also consider other sources of liquidity, such as asset dispositions, depending on market conditions.

For additional information on our credit ratings and factors that may affect our access to capital markets, see “— Future Debt Transactions” below.

For additional information on long-term liquidity needs, see “Future Contractual Obligations” below.

Impact of Strategic Transactions on Liquidity

Our liquidity and capital resources have been influenced by several strategic actions aimed at optimizing our financial position, enhancing flexibility, and supporting long-term transformation initiatives. Key actions include:

•Recent divestiture: The 2023 sale of our EMEA business generated significant cash proceeds but reduced recurring operating cash flows.

•PCF agreements: Advance payments under PCF agreements increased operating cash flow and deferred revenue. These payments vary by quarter and fund network expansion and simplification projects, which will increase capital expenditures. We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions but cannot provide any assurances as to these additional agreements or the anticipated benefits thereof. See "Risk Factors" in Item 1A.

We expect these and future transactions to influence cash flows, leverage, and investment capacity. While divestitures provide immediate liquidity and PCF agreements support network expansion, they also introduce variability in operating cash flows. We will continue to pursue opportunities aligned with our capital allocation priorities and market conditions.

Capital Expenditures

We regularly invest in capital projects to expand and improve services, enhance and modernize networks, fulfill contractual obligations, and strengthen our competitive position. Discretionary projects are evaluated by us and Lumen Technologies based on strategic impact such as revenue growth, productivity, service levels, customer retention, and expected return on investment. Lumen's consolidated capital spending is influenced by demand, contractual and regulatory requirements, cash flow, and resource availability. We expect capital spending to be focused on:

•expanding our fiber network;

•modernizing and enhancing network efficiency and reliability;

•developing new services; and

•replacing aging network assets.

These investments aim to improve service quality, drive innovation, and position us to meet future demand.

For additional details on our capital spending, see “Cash Flow Activities — Investing Activities” above, "Business" in Item 1, and "Risk Factors" in Item 1A.

Debt Instruments and Financing Arrangements

Debt Instruments

In 2025, we actively managed our capital structure through a series of transactions designed to enhance financial flexibility and optimize our debt profile to address upcoming maturities and support ongoing transformation initiatives. These transactions reduced consolidated indebtedness and extended our weighted-average debt maturity profile.

Key debt balances as of December 31, 2025 included:

•Secured debt outstanding: $7.5 billion

•Unsecured debt outstanding: $2.1 billion

For additional details on our debt and financing instruments and the debt activity below, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

2025 Debt Activity

Key transactions in 2025 included:

•Second Lien Notes Refinancing and Cash Tender Offers — Fourth Quarter: Level 3 Financing Inc. issued $1.25 billion of 8.500% Senior Notes due 2036. Net proceeds, along with cash on hand, were used to retire the following of Level 3 Financing, Inc.'s Second Lien notes pursuant to cash tender offers:

◦$434 million 3.875% Second Lien Notes due 2030;

◦$703 million 4.500% Second Lien Notes due 2030; and

◦$432 million 4.000% Second Lien Notes due 2031.

•Term Loan Repayments — Fourth Quarter: Level 3 Financing, Inc. repaid all $12 million of the outstanding former Term Loan B facilities due 2027.

•Second Credit Facilities Refinancing — Third Quarter: Level 3 Financing Inc. amended and repriced its Term Loan B‑3 credit facility, replacing its Term Loan B‑3 with its Term Loan B‑4, maintaining $2.4 billion outstanding immediately following the transactions.

•First Lien Note Refinancings — Third Quarter: Level 3 Financing Inc. issued $2.425 billion of 7.000% First Lien Notes due 2034. Net proceeds, and cash on hand, were used to redeem Level 3 Financing, Inc.'s then outstanding First Lien notes totaling $2.1 billion, including:

◦$1.4 billion First Lien 11.000% Senior Secured Notes due 2029; and

◦$678 million 10.750% First Lien Notes due 2030.

•Cash Redemption — Third Quarter: Level 3 Financing Inc. redeemed $350 million of its 10.000% Second Lien Notes due 2032 in exchange for cash.

•First Lien Note Refinancing — Second Quarter: Level 3 Financing Inc. issued $2.0 billion of 6.875% First Lien Notes due 2033. Net proceeds, and cash on hand, were used to redeem Level 3 Financing, Inc.'s then outstanding higher-coupon notes totaling $1.8 billion, including:

◦$925 million First Lien 10.500% Senior Secured Notes due 2030;

◦$668 million 10.500% First Lien Notes due 2029; and

◦$167 million 11.000% First Lien Notes due 2029.

•First Credit Facilities Refinancing — First Quarter: Level 3 Financing, Inc. amended and repriced its Term Loan B‑1 and Term Loan B-2 credit facilities, replacing its Term Loan B-1 and B-2 with its Term Loan B-3, maintaining $2.4 billion outstanding immediately following the transaction, and extending maturity to 2032.

•Cash Redemptions — First Quarter: Level 3 Financing Inc. redeemed $70 million of unsecured Senior notes in exchange for cash.

For more details on the 2025 debt activity, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

2026 Debt Activity

Key transactions in early 2026 included:

•Senior Secured Notes: Level 3 Financing Inc. issued an additional $650 million of its 8.500% Senior Notes due 2036. Net proceeds from this offering were used to fund the purchase of $607 million of its Second Lien notes, including:

◦$595 million 4.875% Second Lien Notes due 2029;

◦$8 million 4.500% Second Lien Notes due 2030; and

◦$4 million 3.875% Second Lien Notes due 2030.

Future Debt Transactions

Subject to market conditions, we expect to continue issuing debt securities as needed to refinance maturing obligations, consistent with our capital allocation strategies and covenants. Availability, interest rates, and other terms of new borrowings will depend on credit ratings and market conditions, among other factors.

As of the filing date of this report, credit ratings for the senior secured and unsecured debt of Level 3 Financing were:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings(1)
Level 3 Financing, Inc.
Unsecured	B3	B-	B-
Secured	Ba3	B+	BB
_______________________________________________________________________________
(1) In February 2026, Moody's and Fitch upgraded our secured and unsecured notes ratings.

Future changes in these ratings, or Lumen's ratings, could impact our access to capital and borrowing costs. We cannot be certain that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors — Financial Risks" in Item 1A.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2025, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash.

Future Contractual Obligations

We maintain obligations related to debt, leases, purchase commitments, and asset retirement. Our estimated future obligations as of December 31, 2025 include:

	Footnote Reference	Current Obligation (within next 12 months)	Long-term Obligation (beyond next 12 months)	Total
		(Dollars in millions)
Long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs)	Note 7 — Long-Term Debt and Credit Facilities	$36	9,789	9,825
Operating leases	Note 5 — Leases	303	969	1,272
Right-of-way agreements and purchase commitments	Note 16 — Commitments, Contingencies and Other Items	194	644	838
Asset retirement obligations	Note 9 — Property, Plant and Equipment	16	79	95
Total		$549	11,481	12,030

Distributions and Contributions

From time to time, we make distributions to and receive contributions from our ultimate parent company, which decrease or increase our capital resources available for debt repayments and other purposes. For additional details, see our consolidated statements of member’s (deficit) equity and consolidated statements of cash flows.

Other Matters

Legal Proceedings and Other Contingent Liabilities

We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations, or cash flows. See Note 16 — Commitments, Contingencies and Other Items for additional information.

Lumen Technologies is involved in several legal proceedings to which we are not a party that, if resolved against it, could have a material adverse effect on its business and financial condition. As a wholly owned subsidiary of Lumen Technologies, our business and financial condition could be similarly affected. You can find descriptions of these legal proceedings in Lumen's quarterly and annual reports filed with the SEC. Because we are not a party to any of the matters, we have not accrued any liabilities for these matters as of December 31, 2025.

Federal Broadband Support Programs

Federal officials continue to advance broadband‑related proposals, and Congress has authorized a $65 billion program to expand broadband affordability and access. State and federal agencies are in the process of implementing these initiatives, and we expect that the release of associated funding may increase competition in newly served markets.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the “One, Big Beautiful Bill Act” (the “OBBBA”), which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. These provisions did not have a material impact on our 2025 effective tax rate but are expected to significantly reduce the utilization of our federal NOLs.

The Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance and modifying the operation of Pillar Two rules that would fully exempt U.S.-parented groups from the application of certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027.The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. Certain policies and estimates are considered critical because they involve significant judgments and assumptions and could materially impact our financial statements. These include:

•intangible assets;

•loss contingencies;

•affiliate transactions; and

•income taxes.

While we believe our estimates are reasonable based on information available at the time they were made, actual results may differ and could be material.

Intangible Assets

We have a significant amount of finite-lived intangible assets that are subject to annual reviews of their estimated lives and amortization methods. As of December 31, 2025, our finite-lived intangible assets totaled $2.9 billion, or 17% of our total assets. The impairment analyses of these assets are considered critical because of their significance to us, the subjective nature of certain assumptions used to estimate fair value, and because it can materially impact reported results and future expense.

Amortization

Intangible assets acquired in business combinations — such as goodwill, customer relationships, capitalized software, trademarks, and trade names — are recorded at estimated fair value at acquisition. Other intangible assets not arising from business combinations, primarily capitalized software, are initially recorded at cost.

We amortize finite-lived intangible assets using the straight-line method over the following estimated lives:

•Customer relationships: 7 - 14 years

•Capitalized software: 3 - 7 years

The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews. For additional information on our intangible assets, see Note 3 — Intangible Assets.

Loss Contingencies

We are involved in several potentially material legal proceedings, as described in Note 16 — Commitments, Contingencies and Other Items in Item 8. Accounting for these matters requires significant judgment due to inherent uncertainty, complex legal interpretations, and evolving circumstances. We recognize an expense when a loss is probable and reasonably estimable. Determining whether a loss is probable and reasonably estimable involves significant judgment and assumptions about future events. These assumptions include legal interpretations, regulatory developments, and estimates of potential exposure. Actual outcomes may differ from these estimates, and such differences could materially affect our consolidated financial statements. Changes in assumptions or new developments could significantly increase or decrease earnings.

We evaluate these and other pending or threatened tax and legal matters on a quarterly basis.

Affiliate Transactions

We provide to and receive from Lumen Technologies and its subsidiaries ("our affiliates") various communications and other services. We recognize intercompany charges for the amounts billed to us by our affiliates and we recognize intercompany revenue for services we bill to our affiliates.

Because of the significance of the services we provide to our affiliates and our other affiliate transactions, and the services our affiliates provide to us, the results of operations, financial position and cash flows presented herein are not necessarily indicative of the results of operations, financial position and cash flows we would have achieved had we operated as a stand-alone entity during the periods presented. Regarding telecommunications services that we received from our affiliates, we saw a reduction to affiliate expense for the year ended December 31, 2025. This is primarily due to the repricing of certain services provided to us to align with lower market rates including certain transport services, along with the termination of certain affiliate circuits that we no longer need to provide services to our external customers. See Note 15 — Affiliate Transactions for additional information.

Affiliate transactions are considered a critical accounting estimate because they involve significant judgment in determining pricing, allocation of costs, and the nature of services exchanged, all of which can materially impact reported results.

Income Taxes

We are included in the consolidated federal income tax return of Lumen Technologies. Lumen Technologies treats our consolidated results as if we were a separate taxpayer. We are required to pay our tax liabilities to Lumen Technologies based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies.

Given the significant judgment, inherent complexity, uncertainty of outcomes, varying internal and external factors, and overall potential to materially impact our financial results, we consider various aspects related to income taxes to be critical accounting estimates.

Uncertain Tax Positions

We apply the “more-likely-than-not” threshold when determining uncertain tax positions. This involves significant uncertainty because it requires management to apply judgment and make assumptions when estimating exposures related to various tax positions. We do not recognize any portion of an uncertain tax position if, in our judgment, the position has less than a 50% likelihood of being sustained. The validity of any tax position is ultimately a matter of tax law; the body of statutory, regulatory, and interpretive guidance on the application of the law is complex and often ambiguous, particularly in certain non-U.S. jurisdictions in which we operate. As such, our judgments may not be upheld, which could materially affect our consolidated financial statements. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be adverse and exceed the amount reserved. We evaluate these tax matters on a quarterly basis.

Deferred Taxes

Our provision for income taxes includes amounts for current and deferred tax consequences. Deferred tax assets and liabilities reflect future tax effects of:

•tax credit carryforwards;

•differences between financial statement carrying values of assets and liabilities and tax basis of those assets and liabilities; and

•NOLs and other tax attribute carryforwards.

Deferred taxes are computed using enacted tax rates expected to apply in the year in which the temporary differences are expected to affect taxable income. Changes in tax rates impacting deferred income tax assets and liabilities are recognized in earnings in the period of enactment.

The measurement of deferred taxes requires significant judgment related to the realization of tax basis. We evaluate whether tax positions taken in filed returns are more likely than not to be sustained upon audit. Determining applicable tax rates and timing of reversals involves judgment about future income apportionment among jurisdictions. Changes in our practices or these judgments could materially affect our financial condition and results of operations.

Valuation Allowances

We establish valuation allowances when it is more likely than not that some or all deferred tax assets will not be realized. This assessment considers recent pre-tax earnings, forecasts of future earnings, and the timing and nature of deductions and benefits, all of which involve the exercise of significant judgment. We review valuation allowances quarterly and adjust as needed for changes in tax law, interactions with taxing authorities, developments in case law, or other relevant factors.

As of December 31, 2025, we had a valuation allowance of $107 million, primarily related to state NOLs expected to expire unused. Future changes in earnings forecasts or the nature and estimated timing of future deductions and benefits may require adjustments to valuation allowances, which could materially impact our financial condition or results of operations.

We evaluate tax matters on a quarterly basis; see Note 13 — Income Taxes in Item 8 for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we are exposed to market risk primarily from changes in interest rates on our variable-rate long-term debt obligations.

Interest Rate Risk

As of December 31, 2025, we had approximately $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $24 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member
Level 3 Parent, LLC:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Level 3 Parent, LLC and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, cash flows, and member’s (deficit) equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $6.5 billion of operating revenues for the year ended December 31, 2025. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Sufficiency of audit evidence over the implementation of enterprise resource planning system
The Company implemented the first phase of a new enterprise resource planning system (the ERP implementation) during the fourth quarter of 2025. The ERP implementation impacted a high volume of transactions, substantially all financial statement account balances, and certain disclosures.

We identified the evaluation of the sufficiency of audit evidence over the ERP implementation as a critical audit matter. Complex auditor judgment and the involvement of information technology (IT) professionals with specialized skills and knowledge were required to evaluate general IT controls and IT application controls of certain IT applications.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the ERP implementation. We involved IT professionals with specialized skills and knowledge, who assisted in:
•obtaining an understanding of the relevant IT applications
•evaluating the design and testing the operating effectiveness of certain general IT controls, including controls related to program development, change management, and logical access
•evaluating the design and testing the operating effectiveness of certain IT application controls, including inspecting and evaluating configurations and interfaces.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Denver, Colorado
February 20, 2026

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
OPERATING REVENUE
Operating revenue	$6,265	6,234	6,813
Operating revenue - affiliates	278	262	224
Total operating revenue	6,543	6,496	7,037
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,841	2,720	3,028
Selling, general and administrative	1,180	1,227	1,360
Net loss on sale of business	—	17	123
Operating expenses - affiliates	1,059	1,066	781
Depreciation and amortization	1,374	1,405	1,400
Goodwill impairment	—	—	1,970
Total operating expenses	6,454	6,435	8,662
OPERATING INCOME (LOSS)	89	61	(1,625)
OTHER EXPENSE
Interest expense	(751)	(819)	(458)
Interest income - affiliate	287	245	62
Net (loss) gain on early retirement of debt (Note 7)	(739)	119	—
Other income, net	76	83	15
Total other expense, net	(1,127)	(372)	(381)
LOSS BEFORE INCOME TAXES	(1,038)	(311)	(2,006)
Income tax benefit	(258)	(35)	(2)
NET LOSS	$(780)	(276)	(2,004)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
NET LOSS	$(780)	(276)	(2,004)
OTHER COMPREHENSIVE INCOME
Reclassification of realized loss on foreign currency translation to net loss on sale of business, net of $—, $—, and $— tax	—	—	350
Reclassification of net actuarial loss to net loss on the sale of businesses, net of $—, $— and $— tax	—	—	(22)
Foreign currency translation adjustment, net of $—, $— and $(3) tax	12	2	(12)
Other comprehensive income, net of tax	12	2	316
COMPREHENSIVE LOSS	$(768)	(274)	(1,688)
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in millions)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$380	600
Accounts receivable, less allowance of $16 and $12	767	532
Notes receivable - affiliate	2,668	2,668
Other current assets, net	303	246
Total current assets	4,118	4,046
Property, plant and equipment, net of accumulated depreciation $4,772 and $4,139	9,030	7,554
OTHER ASSETS
Intangible assets, net	2,943	3,569
Other assets, net	1,562	1,257
Total other assets	4,505	4,826
TOTAL ASSETS	$17,653	16,426
LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$36	36
Accounts payable	803	294
Accounts payable - affiliates	312	241
Accrued expenses and other liabilities
Salaries and benefits	217	179
Income and other taxes	130	116
Current operating lease liabilities	241	266
Interest	86	124
Other current liabilities	59	64
Current portion of deferred revenue	756	529
Total current liabilities	2,640	1,849
LONG-TERM DEBT	9,627	9,629
DEFERRED REVENUE AND OTHER LIABILITIES
Deferred revenue	6,054	3,392
Operating lease liabilities	717	719
Other liabilities	387	641
Total deferred revenue and other liabilities	7,158	4,752
COMMITMENTS AND CONTINGENCIES (Note 16)
MEMBER'S (DEFICIT) EQUITY
Member's (deficit) equity	(1,758)	222
Accumulated other comprehensive loss	(14)	(26)
Total member's (deficit) equity	(1,772)	196
TOTAL LIABILITIES AND MEMBER'S (DEFICIT) EQUITY	$17,653	16,426
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
NET LOSS	$(780)	(276)	(2,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,374	1,405	1,400
Net loss on sale of business	—	17	123
Goodwill impairment	—	—	1,970
Impairment of long-lived assets	40	83	9
Deferred income taxes	(303)	(52)	(10)
Net loss (gain) on early retirement of debt	739	(119)	—
Changes in current assets and liabilities:
Accounts receivable	(251)	6	(23)
Accounts payable	587	(66)	6
Other current assets and liabilities, net	82	224	(39)
Other current assets and liabilities, affiliate	71	219	(26)
Changes in deferred revenue	2,662	1,769	221
Changes in other assets and liabilities, net	(215)	(33)	94
Other, net	60	(46)	(100)
Net cash provided by operating activities	4,066	3,131	1,621
INVESTING ACTIVITIES
Capital expenditures	(2,294)	(1,076)	(998)
Proceeds from sale of business	—	15	1,746
Proceeds from sale of property, plant and equipment and other assets	9	59	136
Increase in notes receivable - affiliate	—	(1,202)	—
Other, net	—	—	(12)
Net cash (used in) provided by investing activities	(2,285)	(2,204)	872
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	8,158	1,325	—
Payments of long-term debt	(8,315)	(514)	(38)
Distributions	(1,200)	(3,156)	(586)
Contributions	—	210	—
Debt issuance and extinguishment costs and related fees	(645)	(210)	(14)
Other	1	—	1
Net cash used in financing activities	(2,001)	(2,345)	(637)
Net (decrease) increase in cash, cash equivalents and restricted cash	(220)	(1,418)	1,856
Cash, cash equivalents and restricted cash at beginning of period	602	2,020	164
Cash, cash equivalents and restricted cash at end of period	$382	602	2,020
Supplemental cash flow information:
Income taxes paid, net	$(3)	—	(8)
Interest paid (net of capitalized interest of $64, $36 and $22)	(727)	(723)	(433)
Supplemental non-cash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 7)	$(2,267)	—	—
Issuance of term loans as part of refinancings (Note 7)	2,267	—	—
Issuance of senior secured notes as part of exchange offers (Note 7)	—	—	924
Distribution to Lumen Technologies in exchange for reduction of advances to affiliates	—	200	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$380	600	2,017
Restricted cash included in Other current assets, net	2	1	1
Restricted cash included in Other assets, net	—	1	2
Total	$382	602	2,020
See accompanying notes to consolidated financial statements.

LEVEL 3 PARENT, LLC
CONSOLIDATED STATEMENTS OF MEMBER'S (DEFICIT) EQUITY

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
MEMBER'S (DEFICIT) EQUITY
Balance at beginning of period	$222	3,644	7,119
Net loss	(780)	(276)	(2,004)
Distributions	(1,200)	(3,156)	(1,510)
Contributions	—	210	—
Other	—	(200)	39
Balance at end of period	(1,758)	222	3,644
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(26)	(28)	(344)
Other comprehensive income	12	2	316
Balance at end of period	(14)	(26)	(28)
TOTAL MEMBER'S (DEFICIT) EQUITY	$(1,772)	196	3,616

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

Note 1 — Background and Summary of Significant Accounting Policies

General

We are a leading digital networking services company empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global business customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4 — Revenue Recognition.

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

We reclassified certain prior period amounts to conform to the current period presentation, including our revenue by product and service categories for 2024 and 2023. See Note 4 — Revenue Recognition for additional information. These changes had no impact on total operating revenue, total operating expenses, or net loss for any period.

Segments

Our operations are integrated into and reported as part of Lumen Technologies' operations. Lumen's Chief Executive Officer serves as our chief operating decision maker ("CODM") and reviews our financial information on an aggregate basis in connection with our quarterly and annual SEC filings. Our CODM evaluates performance and allocates resources in conjunction with and based on the operations of Lumen Technologies. Accordingly, we do not provide our discrete financial information to the CODM on a regular basis and have determined that we have one reportable segment.

Operating Expenses

Our current definitions of operating expenses are as follows:

Cost of services and products (exclusive of depreciation and amortization): Expenses incurred in providing products and services to our customers. These expenses include:

•employee-related expenses directly attributable to operating and maintaining our network (e.g., salaries, wages, benefits, and professional fees);

•facilities expenses (e.g., third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers);

•rents and utilities expenses;

•equipment sales expenses (e.g., modem expenses); and

•other expenses directly related to our operations.

Selling, general and administrative expenses: Corporate overhead and other operating expenses. These expenses include:

•employee-related expenses directly attributable to selling products or services and employee-related expenses for administrative functions (e.g., salaries, wages, internal commissions, benefits and professional fees);

•marketing and advertising;

•property and other operating taxes and fees;

•external commissions;

•legal expenses associated with general matters;

•bad debt expense; and

•other selling, general, and administrative expenses.

These expense classifications may not be comparable to those of other companies.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and require management to make estimates and assumptions that affect reported amounts of assets, liabilities, equity, revenue, expenses, and cash flows and related disclosures. These estimates are based on information available at the time, including historical and forward-looking factors, that we believe are reasonable; however, these estimates may differ materially from actual results.

We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13 — Income Taxes and Note 16 — Commitments, Contingencies and Other Items for additional information.

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

Revenue Recognition

We recognize revenue primarily from contracts with customers for communications and related services in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). Revenue is measured based on the consideration we expect to receive and is recognized when control of goods or services transfers to the customer. We also earn revenue from leasing arrangements (e.g., fiber capacity and colocation agreements), which are outside the scope of ASC 606.

Under ASC 606, revenue is recognized using the following five-step model:

•identification of the contract with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.

Service and Equipment Revenue

We provide a broad range of communications services to business customers — including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts include equipment sales, which are not significant to our operations. We recognize revenue for services when we provide the applicable service or when control of a product is transferred.

For arrangements using third-party vendors, we assess whether we act as a principal or agent to determine whether revenue is reported on a gross or net basis.

Performance Obligations

Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the transaction price is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as when, or as, the performance obligation is satisfied.

Deferred Revenue and Fees

Payments received in advance — such as design, planning, engineering, activation, or installation fees — are deferred unless they represent separate performance obligations. When these payments are not separate obligations, we recognize them over the contract term or estimated useful life, typically one to five years, based on historical experience. Termination fees or other charges negotiated with new contracts are also deferred and recognized over the new contract term.

Billing Practices

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

Contract Costs

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 36 months. These deferred costs are periodically monitored to reflect any significant change in assumptions.

Contract Modifications

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, as a termination of the existing contract and creation of a new contract, or as a change to the existing contract.

Indefeasible Rights of Use and Leases

We periodically sell transmission capacity on our network through indefeasible rights of use (“IRU”s), which grant the exclusive right to use a specified amount of capacity or fiber for a typical term of 20 years. Cash consideration received on transfers of transmission capacity is recognized as ASC 606 revenue, adjusted for time value of money and recognized ratably over the lease term. We treat contemporaneous exchanges of transmission capacity assets as non-revenue generating activities and therefore do not recognize revenue for these exchanges.

Service Level Commitments

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Affiliate Transactions

We provide services to our affiliates that we also provide to external customers. Revenue from these services is recognized as Operating revenue – affiliates in our consolidated statements of operations. Similarly, services provided to us from our affiliates are recognized as Operating expenses – affiliates in our consolidated statements of operations. Due to the significance of these intercompany transactions, our results of operations, financial position, and cash flows may not be indicative of what they would have been had we operated as a stand-alone entity during the periods presented.

Intercompany charges are recognized at the amounts billed to us by our affiliates, and intercompany revenue is recognized for services we bill to our affiliates. The resulting net balances from these transactions are reported as Accounts receivable – affiliates or Accounts payable – affiliates in our consolidated balance sheets.

From time to time, to the extent permitted by our debt covenants, we make distributions to and receive contributions from our parent, which increase or decrease our capital resources for debt repayment or other purposes. These transactions are reflected in our consolidated statements of member’s (deficit) equity, and related cash flows are presented as distributions and contributions within financing activities in our consolidated statements of cash flows. Non-cash distributions are disclosed in the supplemental non-cash financing information in our consolidated statements of cash flows.

Our ultimate parent company, Lumen Technologies, is currently indebted to us under a revolving credit facility.

For additional information, see Note 15 — Affiliate Transactions.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on finance, regulatory, litigation, and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

Income Taxes

Lumen Technologies treats our consolidated results as if we were a separate taxpayer. Our reported deferred tax assets and liabilities, as discussed below and in Note 13 — Income Taxes, are primarily determined as a result of the application of the separate return method and therefore the settlement of these amounts is dependent upon our parent, Lumen Technologies, rather than tax authorities. We are required to pay our tax liabilities based upon our separate return taxable income. We are also included in the combined state tax returns filed by Lumen Technologies. The provision for income taxes reflects taxes currently payable, tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax attributes carryforwards, including NOL carryforwards and tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain or adjust each valuation allowance on our deferred tax assets. See Note 13 — Income Taxes for additional information.

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
Restricted Cash

Restricted cash consists primarily of cash and investments that collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash is recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for other receivables, less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 6 — Credit Losses on Financial Instruments.

We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses and any recoveries are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for credit losses approximates fair value.

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

Assets Held for Sale

Assets and related liabilities are classified as held for sale when:

•management commits to a plan to sell the assets;

•the assets are available for immediate sale;

•an active program to locate a buyer is initiated; and

•the sale is probable within one year.

Assets and related liabilities held for sale are presented separately at the lower of (i) carrying amount or (ii) fair value less costs to sell. If the carrying amount exceeds fair value less cost to sell, a loss is recognized. Depreciation and amortization cease once assets are classified as held for sale. Assets classified as held for sale are remeasured each reporting period to ensure they are stated at the lower of (i) carrying amount or (ii) fair value less costs to sell.

Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that were classified as held for sale. See Note 2 — Divestiture and Note 9 — Property, Plant and Equipment for additional information.

Property, Plant and Equipment

Purchased and constructed property, plant, and equipment are recorded at cost and assets acquired through business combinations are recorded at their estimated fair value as of the acquisition date. In both instances we include the estimated value of any associated legally or contractually required retirement obligations. We depreciate our property, plant and equipment using the straight-line method.

Expenditures for maintenance and repairs are expensed as incurred. Supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

Leasehold Improvements and Capital Projects

Leasehold improvements are amortized over the shorter of the assets’ useful lives or the expected lease term. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs.

Useful Lives

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the asset. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

Impairment Testing

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest identifiable level for which we generate cash flows independently of other groups of assets and liabilities. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Asset Retirement Obligations

We recognize asset retirement obligations (“ARO”s) for the legally or contractually required removal of certain property, plant, and equipment from leased properties, as well as for the disposal of hazardous materials in owned facilities. When an ARO is identified — typically at the time an asset is acquired — we record the fair value of the obligation as a liability and capitalize a corresponding amount as part of the asset’s cost. Our fair value estimates were determined using the discounted cash flow method. In subsequent periods, we increase the ARO liability for the passage of time (accretion expense) and adjust the liability and related asset for changes in the timing or amount of expected future cash flows. The capitalized amount is then amortized over the asset’s estimated remaining useful life. If a removal obligation is not legally binding, we expense the related removal costs as incurred, rather than capitalizing them.

Goodwill and Intangible Assets

Intangible assets acquired in business combinations — including goodwill, customer relationships, capitalized software, trademarks, and trade names — are recorded at estimated fair value at the acquisition date. Other intangible assets not arising from business combinations are initially recorded at cost.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure change the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that we believe represents a reasonable approximation of the fair value of the operations being reorganized.

Amortization

Intangible assets without legal, regulatory, contractual, or other limiting factors are classified as indefinite-lived and are not amortized. For finite-lived intangible assets, we amortize using the straight-line method over the following estimated lives:

•Customer relationships: 7 - 14 years, depending on customer type

•Capitalized software: 3 - 7 years

Internal Use Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We capitalized costs of employees devoted to software development and external direct costs for materials and services. Costs are expensed until the project reaches the development stage. Subsequent additions, modifications, or upgrades are capitalized only if they add new functionality. Software maintenance, data conversion, and training costs are expensed as incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

Impairment Testing

Finite-lived intangible assets are evaluated for impairment when triggering events or changes in circumstances occur. If fair value is less than the carrying amount, we record an impairment charge for the difference.

Our goodwill was derived from Lumen's 2017 acquisition of us where the purchase price exceeded the fair value of the net assets acquired. Prior to becoming fully impaired in the second quarter of 2023, we tested goodwill for impairment annually as of October 31, or more frequently if events suggested a reporting unit’s fair value may fall below its carrying value. If the carrying value of a reporting unit exceeds its fair value of equity, we write-down goodwill. The impairment assessment was performed at the reporting unit level. We have determined that our operations consist of one reporting unit, consistent with our determination that our business consists of one operating segment. We were required to write-down the value of goodwill in periods in which the carrying amount of our reporting unit's equity exceeded the estimated fair value of the equity of the reporting unit, limited to the goodwill balance.
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

The market approach that we used in the quarter ended June 30, 2023 test incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Subsequent to this impairment and as of December 31, 2025, we held no remaining goodwill.

For more information on our intangible assets, see Note 3 — Intangible Assets.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries. For operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at period-end exchange rates, while revenue, expenses and cash flows use average monthly rates. Foreign currency translation gains and losses are recorded in our consolidated statements of comprehensive (loss) income.

Before the November 1, 2023 sale of our EMEA business, many of our non-United States subsidiaries used the British pound or Euro as their functional currency, both of which fluctuated significantly against the U.S. dollar during the periods covered in this report when we operated the divested business. Prior to the divestiture, most investments in foreign subsidiaries were considered long-term. Foreign currency transaction gains and losses, including those not deemed long-term, are reported in other income (expense), net on our consolidated statements of operations.

For additional details on the sale of our EMEA business, see Note 2 — Divestiture.

Recently Adopted Accounting Pronouncements

Segments

On January 1, 2024 we adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies quantitative thresholds to determine reportable segments. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280, "Segment Reporting." The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU became effective for us in the annual period of fiscal 2025. Refer to Note 13 — Income Taxes for more information.

Supplier Finance Programs

On January 1, 2023, we adopted ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU requires a company that uses a supplier finance program in connection with the purchase of goods or services to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This ASU establishes authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating ASU 2025-10 to determine the impact it may have on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and should be applied on a prospective basis for all hedging relationships. The Company intends to early adopt ASU 2025-09 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company intends to early adopt ASU 2025-08 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. This ASU is permitted to be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company intends to early adopt ASU 2025-07 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in ASU 2025-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company intends to early adopt ASU 2025-03 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. The amendments in ASU 2024-04 are effective for the annual period of fiscal 2026, and early adoption is permitted. This ASU is permitted to be applied on either a prospective or retrospective basis. As of December 31, 2025, we do not hold convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. The amendments in ASU 2024-03 are effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating ASU 2024-03 and the impact the adoption of this standard will have on our disclosures.

Note 2 — Divestiture

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

The classification of the EMEA business as held for sale was considered an event or change in circumstance which required an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3 — Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $224 million in the fourth quarter of 2022. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded an estimated loss on disposal of $616 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet as of December 31, 2022. For the year ended December 31, 2023, we recorded a $104 million net loss on disposal associated with the sale of our EMEA business. This loss is reflected as operating expense within the consolidated statements of operations.

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

We do not believe this divestiture transaction represents a strategic shift for us. Therefore, the divested business discussed above did not meet the criteria to be classified as discontinued operations. As a result, we continued to report our operating results for the EMEA business in our consolidated operating results through its respective disposal date November 1, 2023.

Note 3 — Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2025	2024
	(Dollars in millions)
Customer relationships, less accumulated amortization of $4,945 and $4,504	$2,602	3,196
Capitalized software, less accumulated amortization of $512 and $451	341	373
Total intangible assets, net	$2,943	3,569
.
As of December 31, 2025 and 2024, the gross carrying amount of customer relationships and capitalized software was $8.4 billion and $8.5 billion, respectively, and the weighted average remaining useful lives of our finite-lived intangible assets were approximately:

•Customer relationships: 5 years;

•Capitalized software: 4 years; and

•Total intangible assets: 5 years.

Amortization Expense

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $683 million, $729 million and $714 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2026	$645
2027	603
2028	562
2029	372
2030	366
2031 and thereafter	395
Total finite-lived intangible assets future amortization expense	$2,943

Note 4 — Revenue Recognition

Product and Service Categories

As of December 31, 2025, we categorize our products and services revenue among the following categories:
•Grow: Includes existing and emerging products and services in which we are significantly investing, including our colocation, dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C"), and wavelengths services;
•Nurture: Includes our more mature offerings, including ethernet and VPN data networks services;
•Harvest: Includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services;
•Other: Includes primarily managed and professional service solutions and content delivery network ("CDN") revenue, prior to the sale of select CDN contracts in late 2023; and

•Affiliate Services: Includes communications services provided to our affiliates that we also provide to our external customers.
From time to time, we may change the categorization of our products and services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide our total revenue by product and service category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include revenue for the EMEA business prior to its sale on November 1, 2023:

	Year Ended December 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$4,086	(762)	3,324
Nurture	1,365	(12)	1,353
Harvest	683	—	683
Other	131	—	131
Affiliate Services	278	(278)	—
Total Revenue	$6,543	(1,052)	5,491
Timing of revenue:
Goods transferred at a point in time			$9
Services performed over time			5,482
Total revenue from contracts with customers			$5,491

	Year Ended December 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,837	(603)	3,234
Nurture	1,522	(14)	1,508
Harvest	757	—	757
Other	118	—	118
Affiliate Services	262	(262)	—
Total Revenue	$6,496	(879)	5,617
Timing of revenue:
Goods transferred at a point in time			$20
Services performed over time			5,597
Total revenue from contracts with customers			$5,617

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Grow	$3,898	(595)	3,303
Nurture	1,691	(15)	1,676
Harvest	972	—	972
Other	252	—	252
Affiliate Services	224	(224)	—
Total Revenue	$7,037	(834)	6,203
Timing of revenue:
Goods transferred at a point in time			$—
Services performed over time			6,203
Total revenue from contracts with customers			$6,203
_______________________________________________________________
(1)     Includes lease revenue which is not within the scope of ASC 606.

We do not have any single external customer that comprises more than 10% of our total consolidated operating revenue, and substantially all of our consolidated revenue comes from customers located in the United States.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale:

	December 31,
	2025	2024
	(Dollars in millions)
Customer receivables, less allowance of $16 and $12	$764	529
Contract assets	13	12
Contract liabilities	259	267

Contract liabilities are consideration we have received from our customers or billed in advance of providing the goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue in our consolidated balance sheets. During the years ended December 31, 2025 and 2024, we recognized $150 million and $120 million, respectively, of revenue that was included in contract liabilities of $267 million and $222 million as of January 1, 2025 and 2024, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2025, we expect to recognize approximately $4.2 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2025, the transaction price related to unsatisfied performance obligation that are expected to be recognized in 2026, 2027, and thereafter was $2.1 billion, $1.2 billion, and $950 million, respectively.

These amounts exclude:
•the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed) and
•contracts that are classified as leasing arrangements that are not subject to ASC 606.
Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$77	127	70	97
Costs incurred	49	119	55	103
Amortization	(50)	(90)	(48)	(73)
End of period balance	$76	156	77	127

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third-party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average expected contract life of approximately 36 months for our business customers. We include amortized fulfillment costs in Cost of services and products and amortized acquisition costs in Selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net and the deferred costs expected to be amortized beyond 12 months is included in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 5 — Leases

We primarily lease various office facilities, colocation facilities, equipment, and transmission capacity to or from third parties. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Some of our lease arrangements contain lease components, non-lease components (including common-area maintenance costs), and executory costs (including real estate taxes and insurance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lessee

Lease expense consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating and short-term lease cost	$357	375	384
Finance lease cost:
Amortization of right-of-use assets	19	18	23
Interest on lease liability	9	10	10
Total finance lease cost	28	28	33
Total lease cost	$385	403	417

Supplemental consolidated balance sheet information and other information related to leases is included below:

		December 31,
Leases (Dollars in millions)	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Other assets, net(1)	$897	918
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	162	175
Total leased assets		$1,059	1,093

Liabilities
Current
Operating	Current operating lease liabilities(1)	$241	266
Finance	Current maturities of long-term debt	18	16
Noncurrent
Operating	Operating lease liabilities(1)	717	719
Finance	Long-term debt	161	174
Total lease liabilities		$1,137	1,175

Weighted-average remaining lease term (years)
Operating leases		6.8	6.6
Finance leases		8.2	10.1
Weighted-average discount rate
Operating leases		7.80%	7.56%
Finance leases		4.73%	4.69%
_______________________________________________________________________________
(1) Includes affiliate operating leases; see "Affiliate Leases" below for details.

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$350	365
Operating cash flows for finance leases	9	10
Financing cash flows for finance leases	17	16
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$221	124
Right-of-use assets obtained in exchange for new finance lease liabilities	6	2

As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2026	$303	26
2027	208	27
2028	161	26
2029	125	24
2030	83	25
Thereafter	392	91
Total lease payments	1,272	219
Less: interest	(314)	(40)
Total	958	179
Less: current portion	(241)	(18)
Long-term portion	$717	161

As of December 31, 2025, we had no material operating or finance leases that had not yet commenced.

Affiliate Leases

The following table presents details of affiliate leases reflected on our consolidated balance sheets:

	Balance Sheet Classification	Years Ended December 31,
		2025	2024
		(Dollars in millions)
Operating lease assets - affiliate	Other assets, net	$159	234
Current operating lease liabilities - affiliate	Current operating lease liabilities	80	113
Operating lease liabilities - affiliate	Operating lease liabilities	76	128

Lessor

We lease various dark fiber and conduit, office facilities, and colocation facilities to third parties under operating leases. Lease and sublease revenue are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1 — Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2025, 2024 and 2023 our gross operating lease revenue was $852 million, $694 million, and $676 million, respectively, which represents 13%, 11%, and 10%, of our operating revenue for the years ended December 31, 2025, 2024, and 2023.

Included in our operating lease revenue is sublease revenue of $11 million, $13 million and $14 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 6 — Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses for our accounts receivable portfolio:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at beginning of period	$12	13	19
Provision for expected losses	16	8	8
Write-offs charged against the allowance	(14)	(12)	(19)
Recoveries collected	2	3	4
Change in allowance in assets held for sale(1)	—	—	1
Balance at end of period	$16	12	13
______________________________________________________________________
(1)     Represents changes in amounts classified as held for sale related to the divestitures of our EMEA business prior to the divestiture on November 1, 2023. See Note 2 — Divestiture.

Note 7 — Long-Term Debt and Credit Facilities

As of December 31, 2025, all of our outstanding debt (excluding finance leases) had been incurred by Level 3 Financing. The following table reflects our consolidated long-term debt, including finance leases and other obligations, unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

			December 31,
	Interest Rates (1)	Maturities (1)	2025	2024
			(Dollars in millions)
Level 3 Financing, Inc.
Senior Secured Debt(2):
Term Loan B-1(3)	N/A	N/A	$—	1,199
Term Loan B-2(3)	N/A	N/A	—	1,199
Term Loan B-4(4)	SOFR + 3.25%	2032	2,400	—
Former Facility Tranche B Term Loan(5)	N/A	N/A	—	12
First Lien notes	6.875% - 7.000%	2033 - 2034	4,425	3,846
Second Lien notes	3.875% - 4.875%	2029 - 2031	660	2,579
Unsecured Senior Notes:
Senior notes	3.625% - 8.500%	2028 - 2036	2,144	964
Finance leases and other obligations	Various	Various	196	229
Unamortized (discounts) premiums, net			(85)	(225)
Unamortized debt issuance costs			(77)	(138)
Total long-term debt			9,663	9,665
Less current maturities			(36)	(36)
Long-term debt, excluding current maturities			$9,627	9,629
_______________________________________________________________________________
(1)As of December 31, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” is secured by assets of Level 3 Financing and guaranteed on a secured basis by certain of its affiliates.
(3)Term Loan B-1 and B-2 each has an interest rate composition of SOFR + 6.56%, which was 11.133% as of December 31, 2024. As described below, this indebtedness was refinanced during the first quarter of 2025.
(4)Term Loan B-4 has an interest rate composition of SOFR + 3.25% which was 7.166% as of December 31, 2025.
(5)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate composition of SOFR + 1.75%, which was 6.437% as of December 31, 2024.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2025 (excluding unamortized (discounts) premiums, net, unamortized debt issuance costs and intercompany debt) maturing during the following years:

(Dollars in millions)
2026	$36
2027	19
2028	198
2029	1,341
2030	53
2031 and thereafter	8,178
Total long-term debt	$9,825

2025 Debt Transactions

During 2025, we completed various debt refinancing, term loan repricing, and further debt reduction transactions described below, which resulted in a $739 million net loss on early retirement of debt, recognized in Total other expense, net in our consolidated statement of operations for the year ended December 31, 2025. Additionally, these transactions resulted in early call premiums which were funded by proceeds from our debt issuances and are reflected as Debt issuance and extinguishment costs and related fees within our financing activities in our consolidated statements of cash flow.

Second Lien Notes Refinancing — Fourth Quarter 2025

On December 23, 2025, Level 3 Financing issued $1.25 billion of 8.500% Senior Notes due 2036. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand for the 2025 Early Settlement Cash Tender Offers (as defined herein) noted below.

Cash Tender Offers — Fourth Quarter 2025

Pursuant to cash tender offers that commenced on December 8, 2025 (the "2025 Early Settlement Cash Tender Offers"), in December 2025 we reduced the aggregate principal amount of our consolidated indebtedness by $1.6 billion as described in the table below. The Company determined that the Second Lien Notes Refinancing constituted a debt extinguishment and recorded a loss of $74 million in our aggregate Net (loss) gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2025.

The following table sets forth the aggregate principal amount of each series of second lien notes of Level 3 Financing retired in exchange for cash in December 2025 in connection with the 2025 Early Settlement Cash Tender Offers:

Debt	Aggregate Principal Amount
(Dollars in millions)
3.875% Second Lien Notes due 2030	$434
4.500% Second Lien Notes due 2030	703
4.000% Second Lien Notes due 2031	432
Total	$1,569

Term Loan Repayments — Fourth Quarter 2025

During the fourth quarter of 2025 we repaid all $12 million of the outstanding Former Facility Tranche B Term Loan due 2027.

Second Credit Facilities Refinancing — Third Quarter 2025

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its Existing Credit Agreement (as defined below) and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions" and the Existing Level 3 Credit Agreement as amended in connection with the Second Credit Facilities Transactions, the "Level 3 Credit Agreement"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

The Company determined that the Second Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $56 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the year ended December 31, 2025.

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

The Company determined that these refinancings constituted debt extinguishments and recorded a loss of $344 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statements of operations for the year ended December 31, 2025.

First Lien Note Refinancing — Second Quarter 2025

On June 30, 2025, Level 3 Financing issued $2.0 billion of 6.875% First Lien notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding First Lien 10.500% Senior Secured Notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien Notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien Notes due 2029, in each case, including the payment of redemption premium and accrued interest, as well as related fees and expenses.

The Company determined this refinancing constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the year ended December 31, 2025.

First Credit Facilities Refinancing — First Quarter 2025

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its Credit Agreement dated March 22, 2024 (the "Original Level 3 Credit Agreement") by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Original Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"; the Original Credit Agreement as amended in connection with the First Credit Facilities Transactions, the "Existing Level 3 Credit Agreement"). This amendment revised the Original Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

The Company determined that the First Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $34 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Total other expense, net in our consolidated statement of operations for the year ended December 31, 2025.

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
(Dollars in millions)
3.400% unsecured Senior Notes due 2027	$5
4.625% unsecured Senior Notes due 2027	65
Total	$70

2024 Debt Transactions

Cash Tender Offers

Pursuant to cash tender offers that commenced on November 12, 2024 (the "Cash Tender Offers"), in November 2024 we reduced the aggregate principal amount of our consolidated indebtedness by $324 million. In conjunction with the Cash Tender Offers, we recorded a gain of $31 million including an offset of immaterial third-party fees in our aggregate Net (loss) gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024.

The following table sets forth the aggregate principal amount of each series of senior notes retired in exchange for cash in November 2024 in connection with the Cash Tender Offers:

Debt	Aggregate Principal Amount
(Dollars in millions)
3.400% Senior Secured Notes due 2027 (unsecured)	$1
4.625% Senior Notes due 2027	48
4.250% Senior Notes due 2028	275
Total	$324

Exchange Offers

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024, Level 3 Financing issued $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Level 3 Financing's consolidated indebtedness by $7 million. The Company determined that the Exchange Offers constituted a debt modification consistent with ASC 470 and recorded no gain or loss. In conjunction with the Exchange Offers, we recorded $8 million of fees to Selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2024.

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

Transaction Support Agreement Transactions

On March 22, 2024 (the "TSA Effective Date"), the TSA Parties completed the TSA Transactions, including the termination, repayment or exchange of previous commitments and debt of Level 3 Financing and the issuance of new term loan facilities and notes by Level 3 Financing.

The following table sets forth the aggregate principal amount of (i) former debt of Level 3 Financing exchanged for new Level 3 Financing debt and (ii) new debt issued by Level 3 in exchange for former Level 3 debt (except as otherwise noted), in each case during the first quarter of 2024 in connection with the TSA Transactions:

Former notes or facility exchanged	New notes or facility issued	Aggregate principal amount exchanged/issued
		(Dollars in millions)
Term Loan B	Term Loan B-1, B-2	$2,398
3.400% Senior Notes due 2027	10.500% First Lien Notes due 2029	668
4.625% Senior Notes due 2027	4.875% Second Lien Notes due 2029	606
3.875% Senior Notes due 2029	10.750% First Lien Notes due 2030	678
4.250% Senior Notes due 2028	4.500% Second Lien Notes due 2030	712
3.625% Senior Notes due 2029	3.875% Second Lien Notes due 2030	458
3.750% Senior Notes due 2029	4.000% Second Lien Notes due 2031	453
N/A	11.000% First Lien Notes due 2029	1,575
Total		$7,548
______________________________________________________________________
N/A - Not applicable

In evaluating the terms of the TSA Transactions, we determined that for certain of our creditors the new debt instruments were substantially different than pre-existing debt and therefore constituted a non-cash extinguishment of old debt of $2.6 billion and the establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $261 million which resulted in a net gain of $54 million, and is included in our aggregate Net (loss) gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA Transactions and was treated under modification accounting rules. In conjunction with the TSA Transactions, we paid $209 million in lender fees and $112 million in additional third-party costs. Of these amounts, we offset $157 million of lender fees against the gain on extinguishment and recorded $61 million in third-party costs to Selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $51 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

Repurchases of Debt Instruments

During 2024, Level 3 Financing repurchased various debt instruments on the open market. These repurchases resulted in an aggregate net gain of $34 million which is included in our aggregate Net (loss) gain on early retirement of debt in Other income, net in our consolidated statement of operations for the year ended December 31, 2024. The following table sets forth the aggregate principal amount of each series of notes repurchased during the year ended December 31, 2024:

Debt	Principal Amount Repurchased
(Dollars in millions)
4.250% Senior Notes due 2028	$34
3.625% Senior Notes due 2029	81
3.750% Sustainability-Linked Senior Notes due 2029	86
3.875% Senior Secured Notes due 2029 (unsecured)	18
Total	$219

2023 Debt Transactions

Exchange Offers

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

Level 3 Financing Credit Agreements

Credit Agreement dated March 22, 2024

On the TSA Effective Date, Level 3 Financing, as borrower, Level 3 Parent, LLC. the lenders party thereto and WTNA, as administrative agent and collateral agent, entered into the Original Level 3 Credit Agreement, providing for:

•a secured term B-1 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2029; and

•a secured term B-2 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2030.

Pursuant to the First Credit Facilities Transactions, Level 3 Financing refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under the Original Level 3 Credit Agreement under its new secured Term Loan B-3 facility. Pursuant to the Second Credit Facilities Transactions, Level 3 Financing refinanced all of the outstanding secured Term Loan B-3 facilities under the Existing Level 3 Credit Agreement under its new secured Term Loan B-4 facility.

As of December 31, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-4 outstanding under the term loan facility established by the Level 3 Credit Agreement.

Borrowings under the Term Loan B-4 facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Term Loan B-4 will be 3.25%. The Term Loan B-4 is subject to a SOFR floor of 0.00%.

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

Former Facility Tranche B Term Loan

In connection with entering into the Original Level 3 Credit Agreement, all of the indebtedness issued under Level 3 Financing’s amended and restated credit agreement dated as of November 29, 2019 (the “Former Level 3 Facility”) was repaid as of December 31, 2025.

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

Senior Notes

The Company’s consolidated indebtedness as of December 31, 2025 included (i) First and Second Lien secured notes issued by Level 3 Financing and (ii) Senior unsecured notes issued by Level 3 Financing. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. Level 3 Financing generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of December 31, 2025 and 2024, we had outstanding letters of credit or other similar obligations of approximately $2 million, all of which were collateralized by restricted cash in each year. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our consolidated balance sheets.

Certain Guarantees and Security Interests

Level 3 Financing’s obligations under the Level 3 Credit Agreement are secured by a first priority lien on substantially all of its assets. In addition, the other Level 3 Collateral Guarantors have provided an unconditional guarantee of payment of Level 3 Financing’s obligations under the Level 3 Credit Agreement secured by a lien on substantially all of their assets.

Level 3 Financing’s obligations under its first lien notes are secured by a first priority lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, for certain notes will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets, and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement, except the lien securing such guarantees is a second lien.

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

The supplier also agreed to certain milestone performance and other provisions that could result in us earning credits to be applied by us towards future equipment purchases. As of December 31, 2025 and 2024, we have earned and received, or have the potential to receive, $28 million and $24 million, respectively, of credits.

Changes in our supplier finance program outstanding obligations were as follows:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$39	55
Liabilities settled	(21)	(16)
Balance at end of period	$18	39

As of December 31, 2025 and 2024, $18 million and $21 million were included in Current maturities of long-term debt, and as of December 31, 2024, $18 million was included in Long-term debt.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2025	2024(1)	2023
	(Dollars in millions)
Interest expense:
Gross interest expense	$815	855	480
Capitalized interest	(64)	(36)	(22)
Total interest expense	$751	819	458
______________________________________________________________________
(1) The increase in interest expense for the year ended December 31, 2024 was primarily driven by an increase in average outstanding long-term debt of approximately $780 million.

Covenants

The Level 3 Credit Agreement and Level 3 Financing's first and second lien secured notes and unsecured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

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

Compliance

As of December 31, 2025, we believe we were in compliance with the provisions and financial covenants contained in our debt agreements in all material respects.

Subsequent Event

Senior Secured Notes

On January 9, 2026, Level 3 Financing, Inc. issued an additional $650 million aggregate principal amount of its 8.500% Senior Notes due 2036. Level 3 Financing used the net proceeds from this offering to fund the purchase of its outstanding Second Lien Notes.

The following table sets forth the aggregate principal amount of each series of Second Lien Notes repurchased as part of this transaction:

Debt	Principal Amount Repurchased
(Dollars in millions)
Level 3 Financing, Inc.
4.875% Second Lien Notes due 2029	$595
4.500% Second Lien Notes due 2030	8
3.875% Second Lien Notes due 2030	4
Total	$607

Note 8 — Accounts Receivable

The following table presents details of our accounts receivable balances:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Trade receivables	$687	457
Earned and unbilled receivables	96	85
Other	—	2
Total accounts receivable	783	544
Less: allowance for credit losses	(16)	(12)
Accounts receivable, less allowance	$767	532

We are exposed to concentrations of credit risk from our customers and other telecommunications service providers. We generally do not require collateral to secure our receivable balances.

Note 9 — Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	December 31,
		2025	2024
		(Dollars in millions)
Land	N/A	$191	191
Fiber conduit and other outside plant (1)	15-45 years	4,983	4,563
Central office and other network electronics (2)	7-10 years	4,167	3,752
Support assets (3)	3-30 years	2,434	2,278
Construction-in-progress (4)	N/A	2,027	909
Gross property, plant and equipment		13,802	11,693
Accumulated depreciation		(4,772)	(4,139)
Net property, plant and equipment		$9,030	7,554
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

Depreciation expense was $691 million, $676 million and $686 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During 2024, we initiated marketing our Broomfield, Colorado office buildings to locate a buyer and have classified those buildings as held for sale resulting in an impairment loss of $80 million.

Asset Retirement Obligations

As of December 31, 2025 and 2024, our asset retirement obligations consisted primarily of restoration requirements for leased facilities. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$97	94
Accretion expense	6	6
Liabilities settled	(5)	(10)
Change in estimate	(3)	7
Balance at end of period	$95	97

The changes in estimate referred to in the table above were offset against gross property, plant and equipment.

Note 10 — Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$5	13
Accrued to expense	23	45
Payments, net	(16)	(53)
Balance at end of period	$12	5

Note 11 — Employee Benefits

Defined Contribution Plans

Lumen Technologies sponsors a qualified defined contribution plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of our employee's contributions in cash. For the years ended December 31, 2025, 2024 and 2023, we recognized $32 million, $30 million, and $32 million, respectively, in expense related to this plan.

Defined Benefit Plans

We have certain contributory and non-contributory employee pension plans, which are not significant to our financial position or operating results. We recognize in our consolidated balance sheets the funded status of our qualified defined benefit post-retirement plan, which is measured as the difference between the fair value of the plan assets and the plan benefit obligations. We are also required to recognize changes in the funded status within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.

The following table presents the funded status of our qualified defined benefit plan as of December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Fair value of plan assets	$36	37
Benefit obligation	35	35
Funded status	$1	2

The plan was fully funded as of December 31, 2025 and December 31, 2024.

Note 12 — Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2025 and 2024, as well as the input level used to determine the fair values indicated below:

		December 31,
		2025		2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in million)
Long-term debt, excluding finance leases and other obligations	2	$9,467	9,698	9,436	9,716
Indemnifications related to the sale of the Latin American business(1)	3	86	82	87	84
_______________________________________________________________________________
(1)Non-recurring fair value recorded in connection with the sale of our Latin American business was measured as of August 1, 2022.

Note 13 — Income Taxes

The components of the income tax (benefit) expense are as follows:

Year Ended December 31,
2025
(Dollars in millions)
Loss before income taxes
Domestic	$(1,025)
Foreign	(13)
Total pre-tax book loss	$(1,038)
Income tax benefit
Current tax expense (benefit)
Federal	$—
State and Local	46
Foreign	(1)
Total current tax expense	45
Deferred tax (benefit) expense
Federal	(208)
State and Local	(96)
Foreign	1
Total deferred tax benefit	(303)
Total income tax benefit
Federal	(208)
State and Local	(50)
Foreign	—
Total income tax benefit	$(258)

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Federal
Current	$—	(1)
Deferred	(44)	(9)
State and local
Current	15	8
Deferred	—	(11)
Foreign
Current	2	1
Deferred	(8)	10
Total income tax benefit	$(35)	(2)

Income tax benefit was allocated as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income tax benefit in the consolidated statements of operations:
Attributable to income	$(258)	(35)	(2)
Member's equity:
Tax effect of the change in accumulated other comprehensive loss	—	—	3

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Year Ended December 31,
	2025
	(Dollars in millions)	(Percentage of pre-tax Income tax benefit)
Statutory federal income tax rate	$(218)	21.0%
Federal
Effect of cross-border tax laws
Other	(3)	0.3%
Tax Credits
Other	—	—%
Changes in valuation allowance	(1)	0.1%
Nontaxable or nondeductible items
Other	2	(0.2)%
State income taxes, net of federal income tax benefit	(39)	3.8%
Change in liability for unrecognized tax position	(1)	0.1%
Foreign tax effects	2	(0.2)%
Effective income tax rate	$(258)	24.9%
_______________________________________________________________________________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Louisiana, Illinois, and New York City for 2025.

	Years Ended December 31,
	2024	2023
	Percentage of pre-tax loss
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.8%	0.3%
Change in liability for unrecognized tax position	(27.8)%	—%
Goodwill impairment	—%	(19.4)%
Divestiture of business	(19.4)%	(2.5)%
Change in valuation allowance	34.4%	—%
Net foreign income tax	(0.1)%	—%
Research and development credits	1.4%	0.1%
Other, net	(2.0)%	0.6%
Effective income tax rate	11.3%	0.1%

The effective tax rate for the year ended December 31, 2023 includes a $389 million non-deductible goodwill impairment charge recorded in the second quarter of 2023.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets
Net operating loss carry forwards	$931	1,319
Deferred revenue	813	238
Interest expense limitation carryforward	191	112
Other	183	254
Gross deferred tax assets	2,118	1,923
Less valuation allowance	(107)	(126)
Net deferred tax assets	2,011	1,797
Deferred tax liabilities
Property, plant and equipment	(1,234)	(1,216)
Intangible assets	(733)	(858)
Other	(28)	(6)
Gross deferred tax liabilities	(1,995)	(2,080)
Net deferred tax assets (liabilities)	$16	(283)

Of the $16 million net deferred tax assets and $283 million net deferred tax liabilities as of December 31, 2025 and 2024, respectively, $94 million and $337 million is reflected as a long-term liability, in Other liabilities on our consolidated balance sheets and $110 million and $54 million is reflected as a net noncurrent deferred tax asset, in Other assets, net on our consolidated balance sheets.

Income taxes paid, net are as follows:

Year Ended December 31,
2025
(Dollars in millions)
State
California	$15
Illinois	6
New Jersey	4
Pennsylvania	4
Texas	3
Arizona	3
Other	12
Total State	47
Foreign	1
Total income taxes paid, net	$48

As of December 31, 2025, we had gross federal NOLs net of uncertain tax positions of $3.6 billion, which will expire between 2026 and 2037 if unused, and state NOLs net of uncertain tax positions of $3.9 billion. Our deferred tax asset balance is based on our historical balance and subsequent standalone activity since we were acquired by Lumen in 2017 and does not correspond to the amount of NOLs that are available for use by Lumen.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2025, a valuation allowance of $107 million was recorded as it is more likely than not that this amount of tax attribute will not be utilized prior to expiration. Our valuation allowance as of December 31, 2025 and 2024 are primarily related to state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
	(Dollars in millions)
Unrecognized tax benefits at beginning of period	$851	799
Decrease in tax positions of current year netted against deferred tax assets	(12)	(24)
(Decrease) Increase in tax positions of prior periods netted against deferred tax assets	(37)	91
Decreases related to payments	(1)	—
Decrease from the lapse of statute of limitations	(6)	(15)
Unrecognized tax benefits at end of period	$795	851

As of December 31, 2025 the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $708 million. The unrecognized tax benefits also includes tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, that would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

We had accrued interest (presented before related tax benefits) of less than $1 million as of December 31, 2025 and $1 million as of December 31, 2024.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken will not change within the next 12 months. The actual amount of change, if any, will depend on several future developments and events, many of which are outside our control.

The OECD has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance modifying the operation of Pillar Two rules, which would fully exempt U.S.-parented groups from the application of certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027. The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

Note 14 — Geographic and Customer Concentrations

For the years ended December 31, 2025 and 2024, all of our assets were in North America. The table below shows our operating revenue for the years ended December 31, 2025, 2024 and 2023 by geographic region:

	Revenue
	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
North America	$6,405	6,331	6,345
Europe, Middle East and Africa(1)	96	118	628
Latin America	42	47	64
Total	$6,543	6,496	7,037
_______________________________________________________________________________
(1)Includes revenue prior to closing the sale of the EMEA business on November 1, 2023.

A relatively small number of customers account for a significant percentage of our revenue. Our top ten customers accounted for approximately 21%, 20%, and 18% of our total operating revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 15 — Affiliate Transactions

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

On March 22, 2024, we amended and restated our unsecured credit facility with Lumen Technologies pursuant to which Lumen Technologies may borrow up to $1.825 billion from us. As of December 31, 2025, the interest rate was 9.99% and is subject to certain adjustments as set forth in the facility (SOFR + 6%). The principal amount is payable upon demand by us and prepayable by Lumen Technologies at any time prior to maturity. The facility has covenants and is subject to other limitations. On September 24, 2024, we further amended and restated this facility to extend the maturity date to November 30, 2032, which may be extended for two additional one-year periods.

The following table presents details of amounts owed to us by Lumen Technologies under the secured and unsecured revolving credit facilities:

	December 31, 2025	December 31, 2024
	(Dollars in millions)
Secured revolving credit facility	$1,200	1,200
Unsecured revolving credit facility	1,468	1,468
Total	$2,668	2,668

Distributions and Contributions

2025 Transactions

In the fourth quarter of 2025, we made a cash distribution of $1.2 billion to Lumen Technologies, thereby reducing equity by the same amount.

2024 Transactions

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

Affiliate Leases

For information on affiliate leases, refer to Note 5 — Leases.

Note 16 — Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of both December 31, 2025 and December 31, 2024, we had accrued $36 million, in the aggregate for our litigation and non-income tax contingencies which is included in Other current liabilities or Other liabilities in our consolidated balance sheets as of such date. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $36 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

Latin American Tax Indemnification and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. However, we agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 12 — Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $82 million in excess of the amount accrued as of December 31, 2025.

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

Contractual Commitments

Right-of-Way

As of December 31, 2025, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

(Dollars in millions)
2026	$119
2027	54
2028	52
2029	41
2030	39
2031 and thereafter	295
Total future minimum payments	$600

Purchase Commitments

We have several commitments to a variety of vendors for services to be used in the ordinary course of business. As of December 31, 2025, we expect to purchase the following amounts under these commitments:

(Dollars in millions)
2026	$75
2027 through 2028	73
2029 through 2030	33
2031 and thereafter	57
Total purchase commitments	$238

These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are the contractually committed party as of December 31, 2025. In addition to our above-described contractual obligations, our ultimate parent company Lumen Technologies is contractually committed to purchase additional services under arrangements from which we may purchase in the future.

Note 17 — Accumulated Other Comprehensive Income

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the years ended December 31, 2025 and 2024:

	Pension Plans	Foreign Currency Translation Adjustments and Other	Total
	(Dollars in millions)
Balance as of December 31, 2023	$(1)	(27)	(28)
Other comprehensive loss, net of tax	—	2	2
Balance as of December 31, 2024	$(1)	(25)	(26)
Other comprehensive income, net of tax	—	12	12
Balance as of December 31, 2025	$(1)	(13)	(14)

Note 18 — Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Prepaid expenses	$139	108
Contract fulfillment costs	75	57
Contract acquisition costs	42	41
Contract assets	11	10
Assets held for sale	14	23
Other	22	7
Total other current assets	$303	246

Other Current Liabilities

Included in accounts payable as of December 31, 2025 and 2024 were $343 million and $106 million, respectively, associated with capital expenditures.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, at the reasonable assurance level.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, the Company implemented the first phase of a new enterprise resource planning (“ERP”) system. The remaining phase of the ERP implementation is expected to be completed in 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal controls over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have not been any other changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(a) of Regulation S-K).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approval Policies and Procedures

Lumen’s Audit Committee maintains written procedures that require it to annually review and pre-approve the scope of all services to be performed by the independent auditor. This review includes an evaluation of whether the provision of non-audit services by our independent auditor is compatible with maintaining the auditor’s independence in providing audit and audit-related services. The Audit Committee’s procedures prohibit the independent auditor from providing any non-audit services unless the service is permitted under applicable law and is pre-approved by the Audit Committee or its Chairman, as applicable. The Chairman is authorized to pre-approve projects if the total anticipated cost of all projects pre-approved by him during any fiscal quarter does not exceed $250,000. The Audit Committee has pre-approved the Company’s independent auditor to provide up to $75,000 per quarter of miscellaneous permitted tax matters that do not constitute discrete and separate projects and are not prohibited under applicable law. The Chairman and the Chief Financial Officer are required periodically to advise the full Committee of the scope and cost of projects pre-approved by the Chairman and the cost of all pre-approved miscellaneous permitted tax matters. Although applicable regulations permit Lumen to waive these pre-approval requirements in certain limited circumstances, the Audit Committee did not use these waiver provisions in either 2024 or 2025.

Fees Paid to the Independent Registered Public Accounting Firm

Level 3 Parent, LLC first engaged KPMG LLP to be our independent registered public accounting firm in 2002. KPMG LLP is also the independent registered public accounting firm for Lumen Technologies, Inc. Lumen’s Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.

Audit Fees

The aggregate audit fees billed or allocated to us were $1.8 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively. Fees included in the audit fee category include professional services performed for the audit of the consolidated financial statements included in our Form 10-K filing for that year, the review of condensed consolidated financial statements included in our Form 10-Q filings made during that year, comfort letters, consents and assistance with and review of documents filed with the SEC.

Audit fees for 2025 and 2024 include amounts that have been billed through the date of this filing and any additional amounts that are expected to be billed thereafter.

Audit-Related Fees, Tax Fees, and All Other Fees

No other services provided by KPMG LLP were billed or allocated to us during 2025 or 2024.

The Audit Committee of Lumen Technologies, Inc. approved in advance all of the services performed by KPMG described above.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No. (2)	Form	Date(3)
3.1	Certificate of Formation of Level 3 Parent, LLC (formerly named WWG Merger Sub LLC).	Registrant	8-K Exhibit No. 3.1	11/1/2017
3.2	Amended and Restated Limited Liability Company Agreement of Level 3 Parent, LLC, effective as of October 5, 2017 (formerly named WWG Merger Sub LLC).	Registrant	8-K Exhibit No. 3.2	11/1/2017
4.1
Indenture, dated as of September 25, 2019, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
		Registrant	8-K	9/25/19
a.
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
		Registrant	10-K	12/31/20
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
		Registrant	10-K	12/31/20
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.2
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
		Registrant	8-K	12/4/19

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
a.
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
		Registrant	10-K	12/31/20
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
		Registrant	10-Q	9/30/23
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
		Registrant	10-K	12/31/23
d.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
e.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.3
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee and Notes Collateral Agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	11/29/19
a.
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-K	12/31/20

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
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
		Registrant	10-Q	9/30/23
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
		Registrant	10-K	12/31/23
d.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
e.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.4
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
		Registrant	8-K	6/15/20
a.
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
		Registrant	10-K	12/31/20
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
		Registrant	10-K	12/31/20

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
c.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.5
Indenture, dated as of August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	8/12/20
a.
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-K	12/31/20
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
		Registrant	10-K	12/31/20
c.
 Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
d.
 Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.6
Indenture, dated as of January 13, 2021, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	1/13/21

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
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
		Registrant	10-K	12/31/21
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
		Registrant	10-K	12/31/21
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
d.
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.7
Indenture dated March 31, 2023, among Level 3 Financing, Inc., as Issuer, Level 3 Parent, LLC, as Guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, as Trustee and Note Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030.
		Registrant	8 K	3/31/23
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
		Registrant	10-Q	9/30/23
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
		Registrant	10-K	12/31/23

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
c.
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to the 10.500% Senior Secured Notes due 2030 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
4.8
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.9
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.10
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
4.11
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
4.12
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.500% Second Lien Notes due 2030 Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
b.
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	8-K	12/23/25
4.13
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 3.875% Second Lien Notes due 2030 Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 3.875% Second Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24
b.
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 3.875 % Second Lien Notes due 2030 of Level 3 Financing, Inc.
		Registrant	8-K	12/23/25
4.14
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
		Registrant	8-K	3/28/24
a.
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
		Registrant	10-Q	9/30/24

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
b.
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
		Registrant	8-K	12/23/25
4.15
Indenture, dated June 30, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 6.875% First Lien Notes due 2033 of Level 3 Financing, Inc.
		Registrant	8-K	6/30/25
4.16
Indenture, dated August 18, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 7.000% First Lien notes due 2034 of Level 3 Financing, Inc.
		Registrant	8-K	8/18/25
4.17
Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as trustee, relating to the Notes of Level 3 Financing, Inc.
		Registrant	8-K	12/23/25
4.18
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
		Registrant	8-K	9/24/24
4.19
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
		Registrant	8-K	3/28/24
4.20
Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
		Registrant	8-K	3/28/24
a.
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
		Registrant	10-Q	5/1/25

Exhibit No.(1)	Description	Incorporated by Reference			Filed or Furnished
Exhibit No.(1)	Description	Filer and File No. (2)	Form	Date(3)	Filed or Furnished
b.
Second Amendment Agreement, dated as of September 29, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as Borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
		Registrant	8-K	9/29/25
10.1
Amended and Restated Transaction Support Agreement by and among Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024.
		Lumen	8-K	1/25/24
19	Insider Trading Policy of Lumen Technologies, Inc.	Lumen	10-K	12/31/24
21	Subsidiaries of Level 3 Parent, LLC				Filed
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
The following materials from the Annual Report on Form 10-K of Level 3 Parent, LLC for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements Of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Member's (Deficit) Equity and (vi) Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1) Certain of the items in Sections 4.1 through 4.20 may (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable rules of the SEC, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith.
(2) All documents listed below were filed by the registrant (File No. 001-35134), except for Exhibits 10.1 and 19, which were filed by the registrant's parent company, Lumen Technologies, Inc. (File No. 001-07784).
(3) Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

LEVEL 3 PARENT, LLC
Date: February 20, 2026	By:	/s/ Donald Holt
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

Signature	Title	Date
/s/ Kate Johnson	Chair of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Kate Johnson

/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer) and Director	February 20, 2026
Chris Stansbury

/s/ Donald Holt	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2026
Donald Holt